Form 10-Q
period 2016-04-30
Armeau Brands Inc.
filed 2016-06-16
CIK 1669400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333 -191251

ARMEAU BRANDS INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0375676
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1805-141 Lyon Court Toronto, ON Canada	M6B 3H2
(Address of principal executive offices)	(Zip code)

(647) 640-3625
(Registrant's telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,500,000 as of June 13, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated interim financial statements of Armeau Brands Inc. as at April 30, 2016, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended April 30, 2016 are not necessarily indicative of the results that can be expected for the year ending January 30, 2016.

As used in this Quarterly Report, the terms "we," "us," "our," "Armeau," and the "Company" mean Armeau Brands Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

3

ARMEAU BRANDS INC.

Condensed Financial Statements

April 30, 2016

(Expressed in U.S. dollars)

(unaudited)

ARMEAU BRANDS INC.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2016	January 31, 2016
	$	$
	(unaudited)
ASSETS

Current assets
Cash	7,437	15
Total assets	7,437	15

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	5,681	3,159
Due to related party (Note 3)	62,638	59,537
Total liabilities	68,319	62,696
Nature of operations and continuance of business (Note 1)

Stockholders' deficit
Common stock Authorized: 200,000,000 common shares, $0.001 par value 7,500,000 shares issued and outstanding	7,500	7,500
Additional paid-in capital	7,600	7,600
Share subscriptions receivable (Note 4)	–	(15,000)
Deficit	(75,982)	(62,781)
Total stockholders' deficit	(60,882)	(62,681)
Total liabilities and stockholders' deficit	7,437	15

(The accompanying notes are an integral part of these financial statements)

F-1

ARMEAU BRANDS INC.

Condensed Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2016	2015
	$	$
Operating expenses
General and administrative	1,306	135
Product development	–	200
Professional fees	11,895	–
Total operating expenses	13,201	335
Net loss and comprehensive loss	(13,201)	(335)
Basic and diluted loss per share	(0.00)	(3.35)
Weighted average shares outstanding	7,500,000	100

(The accompanying notes are an integral part of these financial statements)

F-2

ARMEAU BRANDS INC.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2016	2015
	$	$
Operating activities

Net loss	(13,201)	(335)

Changes in operating assets and liabilities:
Accounts payable	2,522	–
Due to related party	3,101	–

Net cash used in operating activities	(7,578)	(335)

Financing activities
Proceeds from related parties	–	400
Share subscriptions received	15,000	–

Net cash provided by financing activities	15,000	400

Increase in cash	7,422	65

Cash, beginning of year	15	109

Cash, end of year	7,437	174

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

F-3

ARMEAU BRANDS INC.

Notes to the Condensed Financial Statements

April 30, 2016

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Armeau Brands Inc., (the "Company"), was incorporated in the State of Nevada on March 15, 2011. The Company's business objectives are to produce and market its own brand of ice wine that is using grapes harvested in Armenia, with the plan to export its ice wine to China and Russia.

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2016, the Company has a working capital deficiency of $60,882 and accumulated losses of $75,982 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

The accompanying interim financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended January 31, 2016. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the results of its operations and its cash flows for the periods shown.

(b)	Use of Estimates

The preparation of these interim financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimates. The results of operations and cash flows for the period shown are not necessarily indicative of the results to be expected for the full year.

(c)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

As at April 30, 2016, the Company owed $62,638 (January 31, 2016 - $59,537) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

4.	Share Capital

Authorized: 200,000,000 common shares with $0.001 par value

(a)	On January 20, 2016, the Company issued 7,500,000 common shares to the President of the Company for proceeds of $15,000, which were received during the period ended April 30, 2016.

5.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the interim financial statements, and did not have any material recognizable subsequent events after April 30, 2016.

F-4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

As used in this Quarterly Report, the terms "we," "us," "our," and the "Company" mean Armeau Brands Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

OVERVIEW

Our company was incorporated under the laws of the state of Nevada on March 15, 2011. We seek to significantly expand the production of our icewine product which we produce in Armenia.

Our offices are currently located at 1805-141 Lyon Court, Toronto, Ontario, Canada, M6B 3H2. Our telephone number is (647) 640-3625. We have a website at www.armeaubrands.com.

Operations

In the summer of 2011, our company sought proposals from various icewine experts in Canada with the objective of producing icewine in Armenia.

On August 2, 2011, we accepted an icewine consultation proposal from Mr. Tilman Hainle of IMBIBEdesign. Mr. Hainle, along with his father, had produced the first icewine in Canada in 1978. Pursuant to this proposal, IMBIBEdesign outlined the scope of work, schedule, deliverables, and terms of agreement for the icewine design and production process in Armenia. Fees due to IMBIBEdesign under this proposal were approximately $9,700 which was initially estimated at $8,000 and comprised of billings at an hourly rate of $135/hour.

In September 2011, Mr. Hainle accompanied our company to Armenia. In Armenia, we contracted Mr. Gagik Melyan, the deputy director of the Scientific Centre of Viticulture for Armenia, Fruit-Growing and Wine-Making, to accompany our team to various grape growing regions in Armenia and to provide us with his scientific and expert guidance and supervision of vineyard activities in Armenia for the 2012 season. The Scientific Centre of Viticulture for Armenia was founded in 1927 and is a research institute engaged in plant breeding since its inception, and in plant biotechnology since 1990. Activities concern grapes and other fruits. 60% of its budget is directed to germplasm enhancement. The 40% remaining is equally shared between line development and line evaluation.

On October 11, 2011, we entered into a contractor agreement with Mr. Melyan where we would compensate him $500 per month in exchange for his expertise. With the help of our experts, our company identified a village near the town of Areni in the province of Vayots Dzor that had the right climatic and soil conditions for Icewine production. Two indigenous Armenian grapes, one red and one white, were chosen to create our first vintage.

Our company then began negotiations with various local wine companies in Armenia, On October 11, 2011, our company and EDVAG Group entered into a wine services agreement (the "Wine Services Agreement") whereas EDVAG Group agreed to provide wine-making services to produce a Canadian-style icewine under the tutelage of Mr. Hainle.

Under this agreement, EDVAG shall manage and realize the entire winemaking process under the guidance and direction of our company and our technical contractor(s).

We will also reimburse EDVAG for the following items procured for or on behalf of Armeau in the winemaking process at landed cost plus taxes. This Agreement will continue in force for a minimum period of 10 years. EDVAG is a wholly managed winemaking company duly registered in Armenia and operating in the CIS and international markets.

On October 15, 2011, 7000 m2 (0.7 hectares) of vineyard was reserved in a village in the province of Vayots Dzor Armenia. To reserve the vineyard, the vineyard owner was paid in advance on an estimated yield. EDVAG paid this advance on our behalf and we paid EDVAG back with an extra 10% service fee as per our agreement. On January 23, 2012, six tons of white (Voskehat) and three tons of red (Areni) were harvested at a temperature of -10°C (14°F).

On February 6, 2012, we accepted a proposal by IMBIBEdesign to travel to Armenia again, this time to oversee the fermentation of our icewine. Pursuant to this proposal, IMBIBEdesign outlined the scope of work, schedule, deliverables, and terms of agreement for the icewine winemaking in Armenia. Fees due to IMBIBEdesign under this proposal were approximately $5,200 which included a lump sum of $3,600 and additional services, such as change in the scope of work by us that was billed at an hourly billing rate of $135/hour.

1250 litres of icewine were produced. The icewine produced consisted of 950 litres of white icewine (Voskehat grape) and 300 litres of red icewine (Areni grape). The red icewine was ultimately judged of insufficient quality and rejected. Due to technical problems, the bottling of the white icewine was delayed until December 2015 when the wine was deemed ready to drink. 4,500 bottles of white icewine were bottled and 200 bottles were sent to Canada in December 2015 for sampling and evaluation. We are using the remaining 4,300 bottles for tasting and sampling by potential customers and distributors.

On February 1, 2016, we entered into a distribution agreement with Alpha Food Services. Pursuant to this agreement, we agreed to grant the exclusive right to sell and distribute our icewine products in Armenia, Russia, and the Commonwealth of Independent States countries to Alpha Food Services for a term of three years.

The purchase price of icewine to Alpha Food shall be based on delivery to the warehouse of Alpha Food and shall include a mutually negotiated delivered price to said warehouse. Our company and Alpha Food shall negotiate any price increases for any icewine products at least 60 days prior to the effective date of any such increase. Alpha Food shall have the right to order one month of supply of the icewine products at the current price prior to any increase.

Our company and Alpha Food shall agree on our price to Alpha Food and Alpha Food's price to its customers. All parties shall agree on an annual basis, or more frequently if required, as to the prices at which Alpha Food shall sell the icewine products to its customers.

In the event that our company and Alpha Food cannot agree on either price within 30 days of commencement of the negotiations, the prices then in effect for each of said prices will be increased by an amount equal to the change in the Consumer Price Index-All US over a period of months equal to the number of months since the last price increase for each price. This Agreement shall continue in full force and effect for a period of three years.

Results of Operations for the Three Months Ended April 30, 2016 and 2015

Our operating results for the three periods ended April 30, 2016 and 2015 are summarized in the table below.

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015

Revenue	$ Nil	$ Nil

Operating expenses
General and administrative	1,306	135
Product development	Nil	200
Professional fees	11,895	Nil
Total operating expenses	13,201	335
Net Loss	13,201	$335

Revenues

Our revenue during the three month periods ended April 30, 2016 and 2015 was $Nil.

Operating Expenses

Our operating expenses amounted to $13,201 during the three month period ended April 30, 2016 which comprised primarily of professional fees and general and administrative costs. For the three month period ended April 30, 2015, our operation expenses amounted to $335. The increase in the current year is due to the fact that we incurred more professional fees with respect to our SEC registration process.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	As at	As at
	April 30,	January 31,
	2016	2016
Current assets	$7,437	$15
Current liabilities	68,319	62,696
Working capital (deficit)	$(60,882)	$(62,681)

As of April 30, 2016, we had $7,437 in cash and total assets, $68,319 in total liabilities, and a working capital deficit of $60,882. As of January 31, 2016, we had cash and total assets of $15, $62,696 of total liabilities, and a working capital deficit of $62,681. The increase in cash is due to financing received during the year from issuance of share subscriptions to our President and Director. The increase in liabilities and working capital deficit is due to the fact that we incurred operating expenditures at a greater rate than cash received from financing activities.

Cash Flows

	Three Months Ended	Three Months Ended
	April 30,	April 30,
	2016	2016
Cash flows used in operating activities	$(7,578)	$(335)
Cash flows provided by financing activities	15,000	400
Cash flows provided by investing activities	Nil	Nil
Net increase in cash during the period	$7,422	$65

Cash Flows Used in Operating Activities

During the three month period ended April 30, 2016, we have used $7,578 in our operating activities compared to $335 during the three months ended April 30, 2015. The increase in cash used for operating activities is due to the increase in expenditures from professional fees related to our SEC registration process.

Cash Flows Provided by Financing Activities

During the three month period ended April 30, 2016, we were provided $15,000 from our financing activities from share issuances to our President and Director compared to $400 received during the three months ended April 30, 2015 from our former President and Director.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning June 2016) will be approximately $120,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses ($)
Legal and Accounting -	$30,000
Salaries	30,000
Purchase of land and building -	20,000
Renovations to building	10,000
Purchase of grape pressing and other equipment	20,000
Production expenses for 2016/2017 vintage	10,000
$120,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $120,000 to proceed with our business plan over the next 12 months. As of April 30, 2016, we had $7,437 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

Going Concern

Our financial statements for the three month period ended April 30, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our continuation as a company as a going concern is dependent upon the continued financial support from its shareholder, the ability of us to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2016, we have a working capital deficiency of $60,882 and accumulated losses of $75,982 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We have applied our critical accounting policies and estimation methods consistently.

Basis of Presentation

The accompanying interim financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended January 31, 2016. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the results of its operations and its cash flows for the periods shown.

Use of Estimates

The preparation of these interim financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimates. The results of operations and cash flows for the period shown are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our independent auditors, Saturna Group Chartered Professional Accountants, is not required to and have not provided an independent assessment of management`s assertions of the effectiveness of our internal controls.

During the three months ended April 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Exhibit	Description of Exhibit

(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.1).
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.2).
(10)	Material Contracts
10.1	Armenian Icewine Consultation Proposal with IMBIBEdesign dated August 2, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.1).
10.2	Independent Contractor Agreement with Gagik Melyan dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.2).
10.3	Wine Services Agreement with EDVAG Group dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.3).
10.4	Armenian Icewine-Making Proposal with IMBIBEdesign dated February 6, 2012. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.4).
10.5	Distribution Agreement with Alpha Food Services dated February 1, 2016. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.5).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 14.1)..
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(101)	Interactive Data File (Form 10-Q for the three months ended April 30, 2016 furnished in XBRL).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMEAU BRANDS INC.

Dated: June 16, 2016	By:	/s/ Cassandra Tavukciyan
Cassandra Tavukciyan
President, Secretary, Treasurer, Chief Executive
Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

17