Form 10-Q
period 2016-07-31
Armeau Brands Inc.
filed 2016-09-09
CIK 1669400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2016

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

(647) 640-3625
(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,450,000 as of September 7, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated interim financial statements of Armeau Brands Inc. as at July 31, 2016, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ending January 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Armeau,” and the “Company” mean Armeau Brands Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ARMEAU BRANDS INC.

Condensed Financial Statements

July 31, 2016

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Balance Sheets	F–2

Condensed Statements of Operations	F–3

Condensed Statements of Cash Flows	F–4

Notes to the Condensed Financial Statements	F–5

F-1

ARMEAU BRANDS INC.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2016 $	January 31, 2016 $
	(unaudited)
ASSETS

Current assets
Cash	34,291	15

Total assets	34,291	15

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	1,462	3,159
Due to related party (Note 3)	62,637	59,537
Total liabilities	64,099	62,696

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 5)

Stockholders’ deficit
Common stock
Authorized: 200,000,000 common shares, $0.001 par value 7,500,000 shares issued and outstanding	7,500	7,500
Additional paid-in capital	7,600	7,600
Share subscriptions received (Note 4)	39,000	–
Share subscriptions receivable (Note 4)	–	(15,000)
Deficit	(83,908)	(62,781)

Total stockholders’ deficit	(29,808)	(62,681)

Total liabilities and stockholders’ deficit	34,291	15

(The accompanying notes are an integral part of these condensed financial statements)

F-2

ARMEAU BRANDS INC.

Condensed Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2016	2015	2016	2015
	$	$	$	$

Operating expenses
General and administrative	3,007	20	4,313	155
Product development	–	–	–	200
Professional fees	4,919	–	16,814	–

Total operating expenses	7,926	20	21,127	355

Net loss and comprehensive loss	(7,926)	(20)	(21,127)	(355)

Basic and diluted loss per share	–	(0.20)	–	(3.55)

Weighted average shares outstanding	7,500,000	100	7,500,000	100

(The accompanying notes are an integral part of these condensed financial statements)

F-3

ARMEAU BRANDS INC.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2016	2015
	$	$
Operating activities
Net loss	(21,127)	(355)
Changes in operating assets and liabilities:
Accounts payable	(1,697)	–
Due to related party	3,100	374
Net cash provided by (used in) operating activities	(19,724)	19

Financing activities
Proceeds from share subscriptions received	54,000	–
Net cash provided by financing activities	54,000	–

Increase in cash	34,276	19

Cash, beginning of period	15	109

Cash, end of period	34,291	128

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

F-4

ARMEAU BRANDS INC.

Notes to the Condensed Financial Statements

July 31, 2016

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Armeau Brands Inc., (the “Company”), was incorporated in the State of Nevada on March 15, 2011. The Company’s business objectives are to produce and market its own brand of ice wine that is using grapes harvested in Armenia, with the plan to export its ice wine to China and Russia.

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2016, the Company has a working capital deficiency of $29,808 and accumulated losses of $83,908 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

The accompanying interim financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended January 31, 2016. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

F-5

ARMEAU BRANDS INC.

Notes to the Condensed Financial Statements

July 31, 2016

(Expressed in U.S. dollars)

(unaudited)

3.	Related Party Transactions

As at July 31, 2016, the Company owed $62,637 (January 31, 2016 - $59,537) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

4.	Share Capital

(a)	On January 20, 2016, the Company issued 7,500,000 common shares to the President of the Company for proceeds of $15,000, which was recorded as share subscriptions receivable as at January 31, 2016.

(b)	As at July 31, 2016, the Company received proceeds of $39,000 for the issuance of 1,950,000 common shares at $0.02 per share, which has been recorded as share subscriptions received. Refer to Note 5.

5.	Subsequent Event

On August 4, 2016, the Company issued 1,950,000 common shares at $0.02 per share for proceeds of $39,000, which had been received as at July 31, 2016. Refer to Note 4(b).

F-6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” and the “Company” mean Armeau Brands Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

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

Our company then began negotiations with various local wine companies in Armenia, On October 11, 2011, our company and EDVAG Group entered into a wine services agreement (the “Wine Services Agreement”) whereas EDVAG Group agreed to provide wine-making services to produce a Canadian-style icewine under the tutelage of Mr. Hainle.

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

Our company and Alpha Food shall agree on our price to Alpha Food and Alpha Food’s price to its customers. All parties shall agree on an annual basis, or more frequently if required, as to the prices at which Alpha Food shall sell the icewine products to its customers.

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

Results of Operations for the Three and Six Months Ended July 31, 2016 and 2015

Our operating results for the three and six periods ended July 31, 2016 and 2015 are summarized in the table below.

	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015
General and administrative		$3,007		$20		$4,313		$155
Product Development	$	Nil	$	Nil	$	Nil		$200
Professional Fees		$4,919	$	Nil		$16,814	$	Nil
Net Loss		$7,926		$20		$21,127		$355

Operating expenses for the three month period ended July 31, 2016 were $7,926 as compared to $20 for the three month period ended July 31, 2015. The increase in operating expenses is primarily attributed to increases in general and administrative expenses and professional fees.

Operating expenses for the six month period ended July 31, 2016 were $21,127 as compared to $355 for the six month period ended July 31, 2015. The increase in operating expenses is primarily attributed to increases in general and administrative expenses and professional fees

Liquidity and Capital Resources

Working Capital

	As at July 31, 2016	As at January 31, 2016
Current Assets	$34,291	$15
Current Liabilities	$64,099	$62,696
Working Capital Deficit	$29,808	$62,681

Cash Flows

	Six Months Ended July 31, 2016		Six Months Ended July 31, 2015
Net cash used in operating activities		$19,724		$19
Net cash provided by investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$54,000	$	Nil
Effect of foreign exchange rate changes	$	Nil	$	Nil
Net change in cash		$34,276		$19

As of July 31, 2016, we had $34,291 in cash that accounted for all of our current assets, $64,099 in total current liabilities and a working capital deficit of $29,808. As of January 31, 2016, we had a working capital deficit of $62,681.

We are dependent on funds raised through debt/equity financing and proceeds from shareholder loans.

During the six months ended July 31, 2016, we spent $19,724 on operating activities, whereas we had a net cash inflow of $19 on operating activities for the six month period ended July 31, 2015.

During the six months ended July 31, 2016, we received $54,000 from financing activities, which consisted of $54,000 in proceeds from share subscriptions received, whereas we received $Nil from financing activities during the six months ended July 31, 2015.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning August 2016) will be approximately $120,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $120,000 to proceed with our business plan over the next 12 months. As of July 31, 2016, we had $34,291 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the six month period ended July 31, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our continuation as a company as a going concern is dependent upon the continued financial support from its shareholder, the ability of us to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2016, we have a working capital deficiency of $29,808 and accumulated losses of $83,908 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

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

Basis of Presentation

The accompanying interim financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended January 31, 2016. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our independent auditors, Saturna Group Chartered Professional Accountants, is not required to and have not provided an independent assessment of management`s assertions of the effectiveness of our internal controls.

During the six months ended July 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Exhibit	Description of Exhibit

(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.1).
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.2).
(10)	Material Contracts
10.1	Armenian Icewine Consultation Proposal with IMBIBEdesign dated August 2, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.1).
10.2	Independent Contractor Agreement with Gagik Melyan dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.2).
10.3	Wine Services Agreement with EDVAG Group dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.3).
10.4	Armenian Icewine-Making Proposal with IMBIBEdesign dated February 6, 2012. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.4).
10.5	Distribution Agreement with Alpha Food Services dated February 1, 2016. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.5).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 14.1)..
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(101)	Interactive Data File (Form 10-Q for the six months ended July 31, 2016 furnished in XBRL).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMEAU BRANDS INC.

Dated: September 9, 2016	By:	/s/ Cassandra Tavukciyan
Cassandra Tavukciyan
President, Secretary, Treasurer, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

