Form 10-Q
period 2016-10-31
Armeau Brands Inc.
filed 2016-12-06
CIK 1669400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,450,000 as of December 2, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated interim financial statements of Armeau Brands Inc. as at October 31, 2016, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending January 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Armeau,” and the “Company” mean Armeau Brands Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ARMEAU BRANDS INC.

Condensed Financial Statements

October 31, 2016

(Expressed in U.S. dollars)

(unaudited)

F-1

ARMEAU BRANDS INC.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2016 $	January 31, 2016 $
	(unaudited)

ASSETS

Current assets
Cash	15,228	15

Total assets	15,228	15

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	288	3,159
Due to related party (Note 3)	62,637	59,537
Total liabilities	62,925	62,696

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit
Common stock
Authorized: 200,000,000 common shares, $0.001 par value 9,450,000 and 7,500,000 shares issued and outstanding, respectively	9,450	7,500
Additional paid-in capital	44,650	7,600
Share subscriptions receivable (Note 4)	–	(15,000)
Deficit	(101,797)	(62,781)

Total stockholders’ deficit	(47,697)	(62,681)

Total liabilities and stockholders’ deficit	15,228	15

(The accompanying notes are an integral part of these condensed financial statements)

F-2

ARMEAU BRANDS INC.

Condensed Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015
	$	$	$	$

Operating expenses
General and administrative	2,553	54	6,778	209
Product development	–	300	–	500
Professional fees	15,336	–	32,238	–

Total operating expenses	17,889	354	39,016	709

Net loss and comprehensive loss	(17,889)	(354)	(39,016)	(709)

Basic and diluted loss per share	–	(3.54)	–	(7.09)

Weighted average shares outstanding	9,365,217	100	8,126,277	100

(The accompanying notes are an integral part of these condensed financial statements)

F-3

ARMEAU BRANDS INC.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2016	2015
	$	$

Operating activities
Net loss	(39,016)	(709)
Changes in operating assets and liabilities:
Accounts payable	(2,871)	–
Due to related party	3,100	–
Net cash used in operating activities	(38,787)	(709)

Financing activities
Proceeds from related party	–	660
Proceeds from issuance of common shares	54,000	–
Net cash provided by financing activities	54,000	660

Increase (decrease) in cash	15,213	(49)

Cash, beginning of period	15	109

Cash, end of period	15,228	60

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

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

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2016, the Company has a working capital deficiency of $47,697 and accumulated losses of $101,797 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As at October 31, 2016, the Company owed $62,637 (January 31, 2016 - $59,537) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

4.	Share Capital

(a)	On January 20, 2016, the Company issued 7,500,000 common shares to the President of the Company for proceeds of $15,000, which was recorded as share subscriptions receivable as at January 31, 2016.

(b)	On August 4, 2016, the Company issued 1,950,000 common shares at $0.02 per share for proceeds of $39,000.

F-5

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

Results of Operations for the Three and Nine Months Ended October 31, 2016 and 2015

Our operating results for the three and nine periods ended October 31, 2016 and 2015 are summarized in the table below.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
General and administrative	$2,553	$54	$6,778	$209
Product Development	$Nil	$300	$Nil	$500
Professional Fees	$15,336	$Nil	$32,238	$Nil
Net Loss	$17,889	$354	$39,016	$709

Operating expenses for the three month period ended October 31, 2016 were $17,889 as compared to $354 for the three month period ended October 31, 2015. The increase in operating expenses is primarily attributed to increases in general and administrative expenses and professional fees.

Operating expenses for the nine month period ended October 31, 2016 were $39,016 as compared to $709 for the nine month period ended October 31, 2015. The increase in operating expenses is primarily attributed to increases in general and administrative expenses and professional fees

Liquidity and Capital Resources

Working Capital

	As at October 31, 2016	As at January 31, 2016
Current Assets	$15,228	$15
Current Liabilities	$62,925	$62,696
Working Capital Deficit	$47,697	$62,681

Cash Flows

	Nine Months Ended October 31, 2016		Nine Months Ended October 31, 2015
Net cash used in operating activities		$38,787		$709
Net cash provided by investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$54,000		$660
Effect of foreign exchange rate changes	$	Nil	$	Nil
Net change in cash		$15,213		$(49)

As of October 31, 2016, we had $15,228 in cash that accounted for all of our current assets, $62,925 in total current liabilities and a working capital deficit of $47,697. As of January 31, 2016, we had a working capital deficit of $62,681.

We are dependent on funds raised through debt/equity financing and proceeds from shareholder loans.

During the nine months ended October 31, 2016, we spent $38,787 on operating activities, whereas we spent $709 on operating activities for the nine month period ended October 31, 2015.

During the nine months ended October 31, 2016, we received $54,000 from financing activities, which consisted of $54,000 in proceeds from share subscriptions received, whereas we received $Nil from financing activities during the nine months ended October 31, 2015.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning November 2016) will be approximately $120,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $120,000 to proceed with our business plan over the next 12 months. As of October 31, 2016, we had $34,291 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the nine month period ended October 31, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our continuation as a company as a going concern is dependent upon the continued financial support from its shareholder, the ability of us to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2016, we have a working capital deficiency of $47,697 and accumulated losses of $101,797 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

During the nine months ended October 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Exhibit	Description of Exhibit

(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.1).
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.2).
(10)	Material Contracts
10.1	Armenian Icewine Consultation Proposal with IMBIBEdesign dated August 2, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.1).
10.2	Independent Contractor Agreement with Gagik Melyan dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.2).
10.3	Wine Services Agreement with EDVAG Group dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.3).
10.4	Armenian Icewine-Making Proposal with IMBIBEdesign dated February 6, 2012. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.4).
10.5	Distribution Agreement with Alpha Food Services dated February 1, 2016. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.5).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 14.1)..
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(101)	Interactive Data File (Form 10-Q for the nine months ended October 31, 2016 furnished in XBRL).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMEAU BRANDS INC.

Dated: December 6, 2016	By:	/s/ Cassandra Tavukciyan
Cassandra Tavukciyan
President, Secretary, Treasurer, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

