Form 10-K
period 2017-01-31
Armeau Brands Inc.
filed 2017-04-25
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  ______________ to ________________

Commission file number   333-191251

ARMEAU BRANDS INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0375676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1805-141 Lyon Court Toronto, Ontario Canada	M6B 3H2
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(647) 640-3635

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on October 31, 2016 was $39,000 based on a $0.02 private placement sale price of such common stock , as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,450,000 common shares as of April 25, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, and “our company”, refer to Armeau Brands Inc., a Nevada corporation, unless otherwise indicated.

Corporate Overview

Our company was incorporated in the State of Nevada on March 15, 2011. Our business objectives are to produce and market our own brand of ice wine made from grapes harvested in Armenia, a ice wine to China and Russia. We seek to significantly expand the production of our icewine, which we believe is the first ice wine produced in Armenia or its neighboring regions.

Our offices are currently located at 1805-141 Lyon Court, Toronto, Ontario, Canada, M6B 3H2. Our telephone number is (647) 640-3625. We have a website at www.armeaubrands.com.

Activities to Date

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

On February 1, 2016, we entered into a distribution agreement with Alpha Food Services. Pursuant to this agreement, we agreed to grant to Alpha Food Services, for a term of three years, the exclusive right to sell and distribute our icewine products in Armenia, Russia, and the Commonwealth of Independent States. The agreement does not apply to our first vintage, which is being used for sample and marketing purposes.

The purchase price of icewine to Alpha Food includes delivery to Alpha Food’s warehouse. The delivery cost component of the purchase price shall be mutually negotiated and adjusted between the parties from time to time in response to account for any changes to the delivery requirements. Our company and Alpha Food shall negotiate any price increases for any icewine products at least 60 days prior to the effective date of any such increase. Alpha Food shall have the right to order one month of supply of the icewine products at the current price prior to any increase.

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

Our Recent Business

During fiscal 2016, we were unable to raise the necessary funds to achieve our objectives of buying and equipping a wine-making facility in Armeia. We did not earn any revenues from March 15, 2011 (date of inception) to January 31, 2017. However, we did produce 4,500 bottles of icewine which will be used for product sampling and marketing to potential customers and distributors. We intend to apply any proceeds from the sale of our current icewine reserves toward the production of a second vintage. We have not commenced the marketing stage of our business, other than the review of data and online research, the development of a logo and label, selection of a bottle, mini-product brochure and the development of a website www.armeaubrands.com, and can provide no assurance that we will generate revenue from the proposed sale of our beverages.

Competition and Market Position

Canada is the world’s largest manufacturer of icewine and makes much more than all the other countries put together. In 2014, Canada produced 2.5 million bottles worth on average approximately $70 million retail. People relate to Canada as a top icewine producer due to the well-known cold Canadian winters. Canada’s top international awards are dominated by icewine.

While Germany and Austria also makes icewine, their winters are not cold enough to consistently produce icewine every year.

Counterfeit icewines made by cryoextraction (the process by which grapes are frozen with refrigeration and pressed) have become prominent items in retail stores across Asia bearing false labels. These “freezer wines” lack the intensity and complexity of authentic icewines. Freezer-frozen grapes will usually not have hung on the vines as long, undergoing the physical and chemical changes that give authentic icewines their unique aromas and flavors. Even more of a problem are artificially sweetened icewines. Some estimate that as much as 50% of icewines sold in China are fake.

Icewine has proven particularly popular in Asia Pacific and Southeast Asian markets in recent years, as the fascination with icewine’s unique production (i.e. handpicked frozen grapes during winter months) is widespread among these regions’ consumers. In fact, icewine is a “sought after/exclusive” product and is often purchased when visiting Canada as gifts or investments. The growth of Canadian Icewine in Asian markets is realized firsthand in export data; approximately 74% of Canadian icewine is exported to Asian markets. Furthermore, seven of the top ten Canadian icewine export destinations are Asian countries, signifying the popularity of the dessert wine in this region.

In 2014, the Canadian Vintners Association (“CVA”) stated that icewine export value was $19.4 million and volume 228,500 litres. Furthermore, the CVA stated that China is the number one export market for Canada, with over $8 million of icewine (103,566 L) exported in 2014. The top 10 icewine export markets in 2014 were China, South Korea, Singapore, Hong Kong, Taiwan, Japan, United States, United Kingdom, Malaysia and France, representing 96.8% of icewine export sales volume.

Chinese consumers are attracted to the taste profile of the concentrated, rich icewine. They are impressed with the international awards and the prestige that accompanies icewine and they have a much stronger gifting culture.

Rising incomes, especially in urban areas, have led to greater demand for high quality prestige products that can demonstrate wealth and convey status. In urban areas, there is also greater receptiveness to new types of alcoholic beverages, niche products and imported drinks like icewine.

Russia being a trade partner to Armenia is also a major potential market for our company. Canadian icewine has not yet made inroads in Russia. However, sweet wines do dominate this market. Russians, like the Chinese, generally have a sweeter taste preference for wines than in the Western world. Also the taste for premium, and prestigious material possession and status remain important to Russians. We believe icewine has the potential to capture these trends.

Suppliers

We signed a formal, long-term agreement with EDVAG Group to produce our icewine in Armenia. The contract is based on an à la carte pricing menu whereas we can purchase services as needed. Our intellectual property rights, which include our trade secrets in icewine making, are protected in the agreement.

Distribution Methods

Our winemaker, EDVAG Group, provides warehousing and distribution services from their location in Yerevan, Armenia. They will bill us on a monthly basis for these services.

Intellectual Property

Previously, we were granted an Armenian trademark registration for “Armeau”. In 2012, we started the process of a US trademark. Unfortunately, after spending a considerable amount of money on legal services, the trademark registration lapsed due to our inability to demonstrate use of the trademark, which is a requirement in registering a trademark, because of our delays in production of our icewine. Once we have the funds and are in a position to register our trademark, we will begin the process again.

Government Regulations

Our operations are subject to numerous federal, state and local laws and regulations in areas such as food and beverage, alcohol, consumer protection, government contracts, trade, environmental protection, labor and employment, tax, licensing and others. For example, in the Canada and U.S., most federal and local governments have alcohol laws and regulations directed specifically toward our industry, including even environmental laws. In certain jurisdictions, we will have to obtain licenses or permits in order to comply with standards governing environmental regulations and the sale of alcoholic beverages.

The alcoholic beverage industry is also subject to requirements, codes and standards imposed by various insurance, approval and listing and standards organizations. Depending upon the type of alcoholic beverage and requirements of the applicable local governmental jurisdiction, adherence to the requirements, codes and standards of such organizations is mandatory in some instances and voluntary in others.

We do not believe that compliance with government regulation will have a material impact on the way we conduct our business. Given the alcohol related content that will be available on our website, we will implement appropriate safeguards and electronic warnings to ensure that visitors to our site are aware of any age related restrictions that may be applicable to them while visiting our site and are abiding by applicable laws regarding alcohol (such as age verification and ensure that all applicable duties and taxes are paid). Furthermore, our distributors will be contractors who are experienced in alcoholic beverage distribution and product sold over the internet can be verified by either credit card information and limited by internet proxy information.

The effects of material regulations on wine businesses are:

1.	Limitations of sales to specific jurisdictions/geographic areas;

2.	Limitation of sales to specific consumers;

3.	Compliance of food and beverage qualitative standards and measures;

4.	Increased cost due to compliance with duties, permitting and regulation; and

5.	Compliance and limitation of means of marketing sales and advertising of products.

Employees and Employment Agreements

We have no employees other than our sole director and officer. Management and office administration services are provided by Cassandra Tavukciyan. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our business objectives .

Research and Development

We have not spent any amounts on that which has been classified as research and development activities in our financial statements during the last two fiscal years.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to our Business

We have a formal long-term agreement with a winemaker in Armenia but it can be terminated on a 90-day notice

Currently, we have a formal agreement with a winemaker in Armenia to produce icewine. If we cannot continue to secure an agreement, our current business will be severely impaired. There can be no assurance that the agreement can continue indefinitely on terms that management deems sufficiently favorable. If we are unable to obtain a new agreement for icewine production upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations. Further, we have confidentiality agreements with our suppliers in Armenia protecting our icewine-making knowledge and a non-compete clause that extends even after the termination of the agreements. However, we cannot assure that it can indefinitely protect that competitive knowledge.

We require capital in order to take the necessary steps to grow our business

Currently, we do not have available funds to produce a new icewine vintage or fund other operating and general and administrative expenses necessary to grow our business. Further, we do not have the funds available to hire independent contractors. If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy. As of the date of this filing, we have minimal operations and did not generate any revenues during the year ended January 31, 2017. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in our company to be worthless.

We have generated no revenues and have a limited operation to date

We generated no revenues since our inception on March 15, 2011, and currently have minimal operations. Furthermore, we anticipate our expenses increasing in the future especially when we commence production of our next vintage of ice wines. We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain customers in the future to build our business operations. In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in our company could become worthless.

We are exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.

Although we intend to sell our products in US Dollars pursuant to our distribution agreement with Alpha Food Services, we have, and may be required in the future, to conduct transactions in foreign currencies but report in US dollars. As a result, there is exposure to foreign currency risk as we enter into transactions denominated in foreign currencies. Our predominant exposures are to the Canadian dollar, Armenian Dram, Russian Ruble and the Chinese Renminbi (“RMB”). With respect to the effects on earnings, if the US currency strengthens relative to other currencies, our earnings could be negatively impacted. The translation impact may be more material in the future. We have not utilized risk management tools such as hedging.

We acquire many products from our suppliers that are manufactured in Armenia. To the extent the DRAM or other currencies appreciate with respect to the U.S. dollar, we may experience cost increases on such purchases. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its profitability may be adversely impacted.

Our business is subject to risks associated with sourcing and manufacturing in Armenia.

Our future operations could be adversely affected by various factors including changes in Armenia’s political or economic conditions. The political system of Armenia is currently stable with four political parties populating its emerging democratic landscape. Armenia has a functioning market economy.

Armenia has joined numerous international organizations including the United Nations, World Trade Organization, the Council of Europe, La Francophonie and many others. It is also part of the post-Soviet trade agreement, the Eurasian Union, with Russia, Kazakhstan and Belarus.

Armenia is currently blockaded on two of its four borders by Azerbaijan and Turkey. This situation is a result of a territorial dispute between Armenia and Azerbaijan leading to the Nagorno-Karabakh War (1988–1994). Although Russia, France and the United States are currently attempting to broker an end to this crisis, we believe that this dispute may continue. We believe that this blockade has severely hurt the Armenian economy. If war restarts, our exports may be interrupted indefinitely. If we cannot export our product, we will be unable to implement our business plan.

Externally, the availability of only two export routes out of Armenia means the closing of borders or other trade restrictions imposed by Armenia’s neighbors are an operational risk. Although landlocked, Armenia maintains positive relations with Iran and Georgia through which many of its exports travel.

Icewine production is subject to many risks

Natural icewines require a minimum hard freeze (-8 °C [18 °F]) or colder), to occur sometime after the grapes are ripe, which means that the grapes may hang on the vine for several months following the normal harvest. If a freeze does not come quickly enough, the grapes may rot (Botrytis cinerea or noble rot) and the crop will be lost. If the freeze is too severe, no juice can be extracted. The longer the harvest is delayed, the more fruit will be lost to wild animals and dropped fruit. Theft is another concern in a poor country so the vineyard has to be constantly monitored and maintained. Since the fruit must be pressed while it is still frozen, pickers often must work at night or very early in the morning, harvesting the grapes within a few hours.

Also, the juice is very sweet and can be difficult to ferment. High sugars can create a hostile environment for the yeast, and fermentation stops early, leaving relatively low alcohol and high sugar levels in the finished wine.

We need to find distributors in China and Russia for the long-term success of our product.

China is the biggest potential market for our product followed by Russia. If we are unable to conclude an agreement with distributors in those countries, we will be unable to implement our business plan.

Our limited operating history makes it difficult to forecast our future results, making any investment in our company highly speculative.

We have a limited operating history, and our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

Our losses raise substantial doubt as to whether we can continue as a going concern.

We have not generated any revenues since our inception, have a working capital deficit of $52,395 as at January 31, 2017 and have had cumulative operating losses from our inception to the year ended January 31, 2017 of $106,495. These factors, among others, indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate future revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements attached hereto. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

We will sell and market a branded product which is an important asset. Violation of trademark rights by counterfeiters and imitators could negatively impact revenues and brand reputation.

Unauthorized use of our products’ trademark rights may not only erode sales of our products, but may also cause significant damage to our brand name and reputation, interfere with its ability to effectively represent us to our customers, contractors, suppliers, and increase litigation costs. Presently it is estimated that 50% of icewines in China are fake.

Our industry is competitive

The icewine industry is highly competitive and fragmented. Canada is the world leader in the production of icewine. Germany and Austria also have similar products. We will compete in its potential markets with numerous Canadian companies, many of which have substantially greater financial, managerial and other resources than those presently available to us. Numerous well-established companies are focusing significant resources on icewine that currently compete and will compete with our products in the future. In addition, we expect other copycat products to appear from Armenian competitors now that Armeau Brands successfully produced the first icewine in Armenia. We can make no assurance that it will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products, will not arise. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

Our growth will place significant strains on our resources

Since inception on March 15, 2011, we had little to no operations. We are currently in the development stage, with no operations, and have not generated any revenues since inception. Our growth, if any, is expected to place a significant strain on our managerial, operational and financial resources as we currently have only one employee and will likely continue to have limited employees in the future. Furthermore, assuming we release our products and establish a customer base, it will be required to manage multiple relationships with various distributors and other third parties. These requirements will be exacerbated in the event of further growth of our company or in the number of its distribution contracts. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that we will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. Our future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If we are unable to manage growth effectively, our business, results of operations and financial condition will be adversely affected.

Our Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Bylaws, provide that every person who was or is a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or a person of whom he is the legal representative is or was a Director or officer of our company is or was serving at the request of our company or for its benefit as a Director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the general corporation law of the State of Nevada from time to time against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Thus, our company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for our company. Such an indemnification payment might deplete our assets. Stockholders who have questions respecting the fiduciary obligations of the officers and Directors of our company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

Risks Related to Management, Stockholder Control and Regulatory Compliance

The success of our company depends heavily on Cassandra Tavukciyan and her contacts

The success of our company will depend on the abilities of Cassandra Tavukciyan, the President and Chief Executive Officer of our company, to generate business from her existing contacts and relationships within the alcoholic beverage industry in Armenia. The loss of Ms. Tavukciyan will have a material adverse effect on the business, results of operations (if any) and financial condition of our company. In addition, the loss of Ms. Tavukciyan may force our company to seek a replacement who may have less experience, fewer contacts, or less understanding of our business. Further, we can make no assurances that we will be able to find a suitable replacement for Ms. Tavukciyan, which could force our company to curtail its operations and/or cause any investment in our company to become worthless. Our company does not have an employment agreement with Ms. Tavukciyan nor any key person insurance on Ms. Tavukciyan

Our CEO and director has other interests outside of our company and may not be able to devote sufficient time to our operations

Cassandra Tavukciyan, our sole officer and director of our company, currently has interests outside of our company. Ms. Tavukciyan is currently our only executive officer and spends approximately 20 hours per week on matters relating to our company.

Risks Relating to Our Common Shares

Investors may face significant restrictions on the resale of our common stock due to Federal regulations on penny stocks.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There has been no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop or be sustained after this Offering. After the effective date of the registration statement of which this prospectus is a part, we intend to identify a market maker to file an application with FINRA to have our common stock quoted on the Over OTCQB. We must satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the OTCQB or a public market for our common stock may not materialize if it becomes quoted.

If our securities are not eligible for initial or continued quotation on the OTCQB or if a public trading market does not develop, purchasers of the common stock in this Offering may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

If we do not file a Registration Statement on Form 8-A to become a mandatory reporting company under Section 12(g) of the Securities Exchange Act of 1934, we will continue as a reporting company and will not be subject to the proxy statement requirements, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity, all of which could reduce the value of your investment and the amount of publicly available information about us.

As a result of this offering as required under Section 15(d) of the Securities Exchange Act of 1934, we will file periodic reports with the Securities and Exchange Commission through January 31, 2017, including a Form 10-K for the year ended January 31, 2017, assuming this registration statement is declared effective before that date. At or prior to January 31, 2017, we intend voluntarily to file a registration statement on Form 8-A which will subject us to all of the reporting requirements of the 1934 Act. This will require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million on January 31, 2017. If we do not file a registration statement on Form 8-A at or prior to January 31, 2017, we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

State securities laws may limit secondary trading, which may restrict the states in which you can sell the shares offered by this prospectus.

If you purchase shares of our common stock sold pursuant to this Offering, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Even if our shares are quoted for trading on the OTCQB following the Offering and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

-	Variations in quarterly operating results;

-	Our announcements of significant contracts and achievement of milestones;

-	Our relationships with other companies or capital commitments;

-	Additions or departures of key personnel

-	Sales of common stock or termination of stock transfer restrictions;

-	Changes in financial estimates by securities analysts, if any; and

-	Fluctuations in stock market price and volume;

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

Because we do not intend to pay any dividends on our common stock; holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

The sale of our common stock pursuant to this prospectus or any future additional issuances of our common stock may result in immediate dilution to existing shareholders.

We are authorized to issue up to 200,000,000 shares of common stock, of which 9,450,000 shares are issued and outstanding as of the date of this annual report. Our Board of Directors has the authority, without the consent of any of our stockholders, to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges attached to such shares. The sale of our common stock pursuant to this prospectus, and any future additional issuances of our common stock will result in immediate dilution to our existing shareholders’ interests, which may have a dilutive impact on our existing shareholders, and could negatively affect the value of your shares.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Presently, we do not own any interests in any real property. Our sole director and officer, has provided us with office space in her residence. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. Our sole director and officer does not charge our company for use of this space.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public market for our common stock.

After the effective date of the registration statement of which this prospectus is a part, we intend to seek a market maker to file an application with FINRA to have our common stock quoted on the OTCQB. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker who is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the OTCQB, or, even if quoted, a public market may not materialize. There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained.

We have 9,450,000 shares issued and outstanding as of April 25, 2017. There are no outstanding options, warrants, or other securities that are convertible into shares of common stock.

Shareholders of Record

There were 29 holders of record of our common stock as of April 25, 2017.

Dividend Policy

Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q.

Equity Compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 8, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

For the Years Ended January 31, 2017 and 2016

The following table sets forth key components of our results of operations during the fiscal years ended January 31, 2017 and 2016.

Our operating results for the years ended January 31, 2017 and 2016 are summarized as follows:

	Year Ended
	January 31,
	2017	2016
General and Administrative	$20,981	$254
Product development	$-	$3,051
Professional fees	$22,733	$3,159
Total operating expenses	$43,714	$6,464
Net Loss and comprehensive loss	$(43,714)	$(6,464)

Total expenses for the year ended January 31, 2017 were $43,714 resulting in a net loss for the year of $43,714 compared to a net loss of $6,464 for the year ended January 31, 2016. The increase in expenses was generally due to an increase in general and administrative and professional fees resulting from our filing of a registration statement on Form S-1, and our ensuing public reporting obligations. Basic net loss per share for the years ended January 31, 2017 and 2016 amounted to $0.01 and $0.03 per share, respectively.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31,	January 31,
	2017	2016
Current Assets	$12,634	$15
Current Liabilities	$65,029	$62,696
Working Capital Deficit	$(52,395)	$(62.681)

Cash Flows

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2017	2016
Net Cash used in Operating Activities	$(41,381)	$(94)
Net Cash Provided by Financing Activities	$54,000	$ Nil

As at January 31, 2017, we had cash and total assets of $12,634 compared to cash and total assets of $15 at January 31, 2016. The increase in cash and total assets is due to cash received of $54,000 from the issuance of common shares of which the cash received was not fully spent during the year.

As at January 31, 2017, we had total current liabilities of $65,029 compared to $62,696 at January 31, 2016. The increase in liabilities is for amounts due to our President and Director for expenses incurred on behalf of our company.

We have a working capital deficit of $52,395 at January 31, 2017 compared to a working capital deficit of $62,681. The decrease in our working capital deficit was due to cash received from the issuance of common shares which have not been fully spent.

Operating Activities

Net cash used by operating activities for the year ended January 31, 2017 was $41,381 as compared to net cash used in operating activities of $94 for the year ended January 31, 2016. The increase of cash used in operating activities was due to an increase in general and administrative expenses and professional fees.

Investing Activities.

Net cash used in investing activities for the years ended January 31, 2017 and 2016 was $nil.

Financing Activities

Net cash provided by financing activities for the year ended January 31, 2017 was $54,000, as compared to $Nil cash provided by in financing activities in 2016. The increase in net cash provided in financing activities was primarily due to the issuance of common stock.

Obligations under Material Contracts

As at the date of this report, we have no pending financial obligations or liabilities pursuant to any material contracts or agreement.

Plan of Operation and Cash Requirements

During the 12 months ended January 31, 2017, we were unable to raise the necessary funds to reach our previously stated objectives of buying and equipping a wine-making facility. Although we did raise sufficient funds to produce a new vintage, we did not complete our financing early enough to reserve grapes from farmers in our preferred region for the 2016 growing season. Our objective for the next twelve months is to reserve, by August 2017, enough grapes to produce 10,000 bottles of icewine for 2018. In order to fund this objective, we will be required to obtain a loan from a financial institution, a private lender , or from our sole officer and director, or to raise funds through the private placement of our common shares. If we are successful in securing additional debt or equity financing, which is not guaranteed, we anticipate that, together with our cash on hand, we will have sufficient cash to achieve the following objectives during the 12 months ended January 31, 2018:

•	Reserve 12 tons of grapes by August 2017.

•	Produce 10,000 bottles of icewine —April 2018.

•	Sell 10,000 bottles of our second vintage—Fiscal 2018.

Based on the above described plan of operation, we estimate our operating expenses and working capital requirements for 12 months ending January 31, 2018 to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	8,000
Professional fees	15,000
Grapes	6,000
Winemaking fees	10,000
Bottles	10,000
Miscellaneous	$5000
Total	54,000

We cannot provide investors with any assurance that we will be able to to secure sufficient debt or equity financing to fund our objectives, and we do not have any definitive or prospective financing arrangements in place at this time.

If however, we can secure sufficient financing to complete the production and sale of 10,000 new bottles during fiscal 2018, we anticipate that we will have sufficient cash on hand to pursue the following objectives during fiscal 2019:

•	Identify and purchase a warehouse-style building in our target village in Vayots Dzor province, Armenia;

•	Search and purchase a pneumatic press, settling tanks and other wine production equipment

•	Hire a local villager to act as liaison between our company and the farmers.

•	Renovate building to suit our needs

•	Install the pneumatic press and equipment

•	Find an itinerant pressman from the village and train on new press

•	Conclude distribution agreements for China and Russia

•	Determine the amount of icewine to produce for new vintage and reserve the appropriate amount of grapes.

•	Train farmers on proper vineyard maintenance and harvest methods. We estimate that the costs of completing our objectives for the 12 months ending January 31, 2019 will be approximately $130,000, inclusive of general and administrative expenses and administrative fees.

Future Financings

As of January 31, 2017, our company has raised funds of $54,000 from financing activities. We had $12,634 in cash on hand as at the date of this report, and have not generated any revenue from our business operations.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $54,000 over the next 12 months, and an estimate $130,000 during the 12 months ended January 31, 2019. We will also require additional financing in order to continue operations, meet our reporting obligations, and to repay our liabilities. These cash requirements are in excess of our current cash and working capital resources and may exceed our estimates in the event that we enter into any transactions or complete any acquisitions requiring additional legal expense, accounting or audit fees, or general and administrative expenses. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We will seek to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Research and Development

We do not intend to allocate any funds to research and development over the next twelve months.

Contractual Obligations

As a smaller reporting company we are not required to provide tabular disclosure obligations.

Going Concern

We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended January 31, 2017, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended January 31, 2017 and 2016.

Revenue recognition

The Company derives revenue from the sale of ice wine. In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.

Inventory

Inventory is comprised of work-in-process and finished goods relating to the production and distribution of ice wine, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

Foreign currencies translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

Net loss per share

Basic earnings (loss) per share is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. Diluted loss per share is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. As at January 31, 2017 and 2016, the Company had no potentially dilutive shares outstanding.

Related parties

As at January 31, 2017, the Company owed $62,638 (2016 - $59,537) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

Fair value of financial instruments

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

ARMEAU BRANDS INC.

Financial Statements

January 31, 2017 and 2016

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Armeau Brands Inc.

We have audited the accompanying balance sheets of Armeau Brands Inc. as of January 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Armeau Brands Inc. as of January 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and an accumulated deficit since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

April 25, 2017

ARMEAU BRANDS INC.

Balance Sheets

(Expressed in U.S. dollars)

	January 31, 2017 $	January 31, 2016 $
ASSETS

Current assets
Cash	12,634	15
Total assets	12,634	15

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	2,391	3,159
Due to related party (Note 3)	62,638	59,537
Total liabilities	65,029	62,696

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit
Common stock
Authorized: 200,000,000 common shares, $0.001 par value 9,450,000 and 7,500,000 shares issued and outstanding, respectively	9,450	7,500
Additional paid-in capital	44,650	7,600
Stock subscriptions receivable (Note 4)	–	(15,000)
Deficit	(106,495)	(62,781)

Total stockholders’ deficit	(52,395)	(62,681)
Total liabilities and stockholders’ deficit	12,634	15

(The accompanying notes are an integral part of these financial statements)

ARMEAU BRANDS INC.

Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended	Year Ended
	January 31,	January 31,
	2017	2016
	$	$
Operating expenses

General and administrative	20,981	254
Product development	–	3,051
Professional fees	22,733	3,159

Total operating expenses	43,714	6,464

Net loss and comprehensive loss	(43,714)	(6,464)

Basic and diluted loss per share	(0.01)	(0.03)

Weighted average shares outstanding	8,459,016	226,124

(The accompanying notes are an integral part of these financial statements)

ARMEAU BRANDS INC.

Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

			Additional	Share
	Common Stock		Paid-In	Subscriptions
	Shares	Amount	Capital	Receivable	Deficit	Total
	#	$	$	$	$	$

Balance, January 31, 2015	100	1	99	–	(56,317)	(56,217)

Issuance of common stock	7,500,000	7,500	7,500	(15,000)	–	–

Cancellation of common stock	(100)	(1)	1	–	–	–

Net loss for the year	–	–	–	–	(6,464)	(6,464)

Balance, January 31, 2016	7,500,000	7,500	7,600	(15,000)	(62,781)	(62,681)

Issuance of common stock	1,950,000	1,950	37,050	–	–	39,000

Stock subscriptions received	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	(43,714)	(43,714)

Balance, January 31, 2017	9,450,000	9,450	44,650	–	(106,495)	(52,395)

(The accompanying notes are an integral part of these financial statements)

ARMEAU BRANDS INC.

Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended	Year Ended
	January 31,	January 31,
	2017	2016
	$	$
Operating activities

Net loss	(43,714)	(6,464)

Changes in operating assets and liabilities:
Accounts payable	(768)	3,159
Due to related party	3,101	3,211

Net cash used in operating activities	(41,381)	(94)

Financing activities

Proceeds from issuance of common stock	54,000	–

Net cash provided by financing activities	54,000	–

Increase (decrease) in cash	12,619	(94)

Cash, beginning of year	15	109

Cash, end of year	12,634	15

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

ARMEAU BRANDS INC.

Notes to the Financial Statements

January 31, 2017 and 2016

(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Armeau Brands Inc., (the “Company”), was incorporated in the State of Nevada on March 15, 2011. The Company’s business objectives are to produce and market its own brand of ice wine that is using grapes harvested in Armenia, with the plan to export its ice wine to China and Russia.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2017, the Company has not earned any revenues, a working capital deficiency of $52,395, and an accumulated loss of $106,495 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is January 31.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise its judgment in the processing of applying the Company’s accounting policies. The Company regularly evaluates estimates and assumptions related to deferred income tax valuation allowances. The Company bases its estimates and assumptions on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The impacts of such estimates and judgments are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates and judgments are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

ARMEAU BRANDS INC.

Notes to the Financial Statements

January 31, 2017 and 2016

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(e) Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

(f) Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(g) Revenue Recognition

The Company derives revenue from the sale of ice wine. In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.

(h) Inventory

Inventory is comprised of work-in-process and finished goods relating to the production and distribution of ice wine, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

ARMEAU BRANDS INC.

Notes to the Financial Statements

January 31, 2017 and 2016

(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

(i) Loss Per Share

Basic earnings (loss) per share is computed by dividing the net income or loss applicable to common shares of the Company by the weighted average number of common shares outstanding for the relevant period. Diluted loss per share is computed by dividing the net income or loss applicable to common shares by the sum of the weighted average number of common shares issued and outstanding and all additional common shares that would have been outstanding, if potentially dilutive instruments were converted. As at January 31, 2017 and 2016, the Company had no potentially dilutive shares outstanding.

(j) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2017 and 2016, the Company had no items that affected comprehensive loss.

(k) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

As at January 31, 2017, the Company owed $62,638 (2016 - $59,537) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Common Stock

(a) On January 20, 2016, the Company issued 7,500,000 common shares to the President of the Company for proceeds of $15,000, which was received in March 2016.

(b) On August 4, 2016, the Company issued 1,950,000 common shares at $0.02 per share for proceeds of $39,000.

5. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 34% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017 $	2016 $

Income tax recovery at statutory rate	(14,862)	(2,198)

Valuation allowance change	14,862	2,198

Provision for income taxes	–	–

ARMEAU BRANDS INC.

Notes to the Financial Statements

January 31, 2017 and 2016

(Expressed in U.S. dollars)

5. Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at January 31, 2017 and 2016 are as follows:

	2017 $	2016 $

Net operating losses carried forward	36,208	21,346

Valuation allowance	(36,208)	(21,346)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $106,495 available to offset taxable income in future years which expires at the beginning of fiscal 2032.

F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2017, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

Our independent auditors, Saturna Group Chartered Professional Accountants LLP, is not required to and have not provided an independent assessment of management`s assertions of the effectiveness of our internal controls.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As of January 31, 2017, the end of our fiscal year covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, as of the date of this report are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Cassandra Tavukciyan	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	24	January 20, 2016

Business Experience

The following is a brief account of the education and business experience during the past three years of the director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Cassandra Tavukciyan

Cassandra Tavukciyan is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director and has served in these capacities since January 20, 2016.

From February 2015 to March 2015, Ms. Tavukciyan was a member representative at the Royal Ontario Museum. Previously, she was also a vistors services representative at the Museum of Vancouver. From September 2013 to January 2014, Ms. Tavukciyan was an intern at the Canadian Photographic Portfolio Society. Prior to these experiences, Ms. Tavukciyan was studying in university.

Born in Canada of Armenian heritage, she has two passions in her life, her Armenian heritage and wine. She has visited Armenia many times on behalf of Church-affiliated groups like CYMA (Canadian Youth Mission to Armenia) and continues to expand her wine-making knowledge. Inspired by an observation by her father that icewine production would be perfectly suited for Armenia, she decided to merge these passions. In addition, her background in art is an asset in creating a brand of icewine and marketing of our products. Furthermore, she is fluent in Armenian, English and French which is seen as an asset to work global within the icewine industry. As we intend to distribute our products globally, her ability to communicate and market the company is an asset. Although relatively young and above all else, her passion for icewine and the icewine industry is one of the primary reasons she serves as our sole director and officer.

She is a graduate of Emily Carr University with a Bachelor of Arts in 2014. In addition, she is currently working towards a Masters degree from Ryerson University in Toronto, Ontario.

Other Directorships

Ms. Tavukciyan does not hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2017all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Cassandra Tavukciyan	n/a	n/a	n/a

(1) The director/officer or 10% shareholder was late filing a Form 3, Initial Statement of Beneficial Ownership.

Conflicts of Interest

Our director is not obligated to commit her full time and attention to our business and, accordingly, she may encounter a conflict of interest in allocating her time between our operations and those of other businesses. In the course of her other business activities, she may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which she owes a fiduciary duty. As a result, she may have conflicts of interest in determining to which entity a particular business opportunity should be presented. She may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.

Committees of the Board

We currently act with one director – Ms. Tavukciyan.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Audit Committee and Audit Committee Financial Expert

We do not have a member of our audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Item 11. Executive Compensation

Summary Compensation Table — Fiscal Years Ended October 31, 2016 and 2015

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2016 and 2015; and

•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cassandra Tavukciyan(1)	2017	-	-	-	-	-	-	Nil	Nil
	2016	-	-	-	-	-	-	Nil	Nil

Arto Tavukciyan (2)	2016	-	-	-	-	-	-	Nil	Nil
	2015	-	-	-	-	-	-	Nil	Nil

_________

(1)	Ms. Tavukciyan was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on January 20, 2016.
(2)	Mr. Arto Tavukciyan resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on January 20, 2016.

Cassandra Tavukciyan is our sole director and officer.

Summary of Employment Agreements and Material Terms

There are no current employment agreements between the company and its executive officers. Our executive officers and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2017 there were no options granted to our named officers or directors.

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers in during our fiscal year ended January 31, 2016.

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers during the last two fiscal years.

Option Exercises

During our fiscal year ended January 31, 2016, there were no options exercised by our named officers.

Compensation of Directors

We did not provide any compensation to Ms. Tavukciyan for performing her services as our director since the inception of our company.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee Interlocks and Insider Participation

During 2011, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as April 25, 2017, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Cassandra Tavukciyan 1805-141 Lyon Court, Toronto, Ontario, Canada, M6B 3H2	7,500,000	(2)	79,.365%

Directors and Executive Officers as a Group	7,500,000	(2)	79,.365%

Other holders of 5% or more	Nil		Nil

______

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 25, 2017. As of April 25, 2017, we had 9,450,000 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

Changes in Control

As of April 25, 2017, we are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of April 25, 2017, we owed $62,638 to the President of our company for expenses paid on our behalf. The amount owing is unsecured, non-interest bearing, and due on demand.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Promoters and Certain Control Persons

Ms. Tavukciyan is a promoter as defined in Rule 405 of Regulation C due to her participation in management of our business and company.

Arto Tavukciyan is a promoter as defined in Rule 405 of Regulation C as he initially founded and incorporated our company and commenced its first operations. Notwithstanding his initial subscription for shares which he has subsequently sold to Ms. Tavukciyan, Mr. Tavukciyan received or is to receive no value, directly or indirectly, no assets, services or other consideration from our company. Furthermore, Mr. Tavukciyan received or is to receive no assets acquired or are to be acquired.

Director Independence

We currently act with one director – Ms. Tavukciyan.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2017 and for the fiscal year ended January 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2017 $	January 31, 2016 $
Audit Fees	5,900	5,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	5,900	5,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.1).
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.2).
(10)	Material Contracts
10.1	Armenian Icewine Consultation Proposal with IMBIBEdesign dated August 2, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.1).
10.2	Independent Contractor Agreement with Gagik Melyan dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.2).
10.3	Wine Services Agreement with EDVAG Group dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.3).
10.4	Armenian Icewine-Making Proposal with IMBIBEdesign dated February 6, 2012. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.4).
10.5	Distribution Agreement with Alpha Food Services dated February 1, 2016. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.5).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 14.1)..
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(101)	Interactive Data File (Form 10-Q for the nine months ended October 31, 2016 furnished in XBRL).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMEAU BRANDS INC.
(Registrant)
Dated: April 25, 2017	By:	/s/Cassandra Tavukciyan
Cassandra Tavukciyan
President, Secretary, Treasurer, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 25, 2017	By:	/s/Cassandra Tavukciyan
Cassandra Tavukciyan
President, Secretary, Treasurer, Chief Executive Officer, and Director
(Principal Executive Officer)

