Form 10-Q
period 2017-04-30
Armeau Brands Inc.
filed 2017-06-09
CIK 1669400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333 -191251

ARMEAU BRANDS INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0375676
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6610 North University Drive, Ft. Lauderdale, FL	33321
(Address of principal executive offices)	(Zip code)

(954) 722-1300
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,450,000 as of June __, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated interim financial statements of Armeau Brands Inc. as at April 30, 2017, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended April 30, 2017 are not necessarily indicative of the results that can be expected for the year ending January 30, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Armeau,” and the “Company” mean Armeau Brands Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

3

ARMEAU BRANDS INC.

Condensed Financial Statements

April 30, 2017

(Expressed in U.S. dollars)

(unaudited)

ARMEAU BRANDS INC.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2017 $	January 31, 2017 $
	(unaudited)

ASSETS

Current assets

Cash	3,749	12,634

Total assets	3,749	12,634

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	3,155	2,391
Due to related party (Note 3)	66,587	62,638

Total liabilities	69,742	65,029

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock
Authorized: 200,000,000 common shares, $0.001 par value 9,450,000 shares issued and outstanding	9,450	9,450
Additional paid-in capital	44,650	44,650
Deficit	(120,093)	(106,495)

Total stockholders’ deficit	(65,993)	(52,395)

Total liabilities and stockholders’ deficit	3,749	12,634

(The accompanying notes are an integral part of these financial statements)

F-1

ARMEAU BRANDS INC.

Condensed Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2017	2016
	$	$

Operating expenses

General and administrative	443	1,306
Professional fees	13,155	11,895

Total operating expenses	13,598	13,201

Net loss and comprehensive loss	(13,598)	(13,201)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average shares outstanding	9,450,000	7,500,000

(The accompanying notes are an integral part of these financial statements)

F-2

ARMEAU BRANDS INC.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2017	2016
	$	$

Operating activities

Net loss	(13,598)	(13,201)

Changes in operating assets and liabilities:

Accounts payable	764	2,522
Due to related party	3,949	3,101

Net cash used in operating activities	(8,885)	(7,578)

Financing activities

Share subscriptions received	–	15,000

Net cash provided by financing activities	–	15,000

Change in cash	(8,885)	7,422

Cash, beginning of period	12,634	15

Cash, end of period	3,749	7,437

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

F-3

ARMEAU BRANDS INC.

Notes to the Condensed Financial Statements

April 30, 2017

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Armeau Brands Inc., (the “Company”), was incorporated in the State of Nevada on March 15, 2011. The Company’s business objectives are to produce and market its own brand of ice wine that is using grapes harvested in Armenia, with the plan to export its ice wine to China and Russia.

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2017, the Company has a working capital deficiency of $65,993 and an accumulated deficit of $120,093 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

The accompanying interim financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended January 31, 2017. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

As at April 30, 2017, the Company owed $66,587 (January 31, 2017 - $62,638) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

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

Change of Control and Director

On June 5, 2017, Mr. Jaitegh Singh purchased a total of 7,500,000 “restricted” shares of our Company’s common stock from our sole officer and director, Cassandra Tavukciyan, for aggregate consideration of $345,000. The share purchase was consummated in a private transaction pursuant to a common stock purchase agreement entered into between Mr. Singh and Ms. Tavukciyan. As a result of the transaction, Mr. Singh holds voting and investment power over approximately 79% of our issued and outstanding securities.

Concurrent with the share purchase transaction, Cassandra Tavukciyan resigned as our Chief Executive Officer, Chief Financial Officer and sole director, and was succeeded in those capacities by Jaitegh Singh.

Results of Operations for the Three Months Ended April 30, 2017 and 2016

Our operating results for the three periods ended April 30, 2017 and 2016 are summarized in the table below.

	Three Months Ended April 30, 2017		Three Months Ended April 30, 2016

Revenue	$	Nil	$	Nil

Operating expenses
General and administrative		443		1,306
Product development		Nil		-
Professional fees		13,155		11,895
Total operating expenses		13,598		13,201
Net Loss		(13,598)		$(13,201)

Revenues

Our revenue during the three month periods ended April 30, 2017 and 2016 was $Nil.

Operating Expenses

Our operating expenses amounted to $13,598 during the three month period ended April 30, 2017 which comprised primarily of professional fees and general and administrative costs. For the three month period ended April 30, 2016, our operation expenses amounted to $13,201.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at	As at
	April 30,	January 31,
	2017	2017
Current assets	$3,749	$12,634
Current liabilities	69,742	65,029
Working capital (deficit)	$(65,993)	$(52,395)

As of April 30, 2017, we had $3,749 in cash and total assets, $69,742 in total liabilities, and a working capital deficit of $65,993. As of January 31, 2017, we had cash and total assets of $12,634, $65,029 of total liabilities, and a working capital deficit of $52,395. The decrease in cash is due our ongoing use of cash in operations and the absence of financing activities during the most recent period. . The increase in liabilities and working capital deficit is due to the fact that we incurred operating expenditures at a greater rate than cash received from financing activities.

Cash Flows
	Three Months Ended	Three Months Ended
	April 30,	April 30,
	2017	2016
Cash flows used in operating activities	$(8,885)	$(7,578)
Cash flows provided by financing activities	—	15,000
Net increase (decrease) in cash during the period	$(8,885)	$7,422

Cash Flows Used in Operating Activities

During the three month period ended April 30, 2017, we have used $8,885 in our operating activities compared to $7,578 during the three months ended April 30, 2016. The increase in cash used for operating activities is due to the increase in expenditures from professional fees related to our SEC registration process.

Cash Flows Provided by Financing Activities

During the three month period ended April 30, 2017, we did not raise any cash from financing activities compared to $15,000 received during the three months ended April 30, 2016 from the issuance of shares to our President and Director. .

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our minimum cash expenses over the next 12 months (beginning May 2017) will be approximately $54,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $54,000 to proceed with our business plan over the next 12 months. As of April 30, 2017, we had $3,749 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three month period ended April 30, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our continuation as a company as a going concern is dependent upon the continued financial support from its shareholder, the ability of us to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2017, we have a working capital deficiency of $65,993 and an accumulated deficit of $120,093 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basis of Presentation

The accompanying interim financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended January 31, 2017. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

During the three months ended April 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Exhibit	Description of Exhibit

(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.1).
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 3.2).
(10)	Material Contracts
10.1	Armenian Icewine Consultation Proposal with IMBIBEdesign dated August 2, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.1).
10.2	Independent Contractor Agreement with Gagik Melyan dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.2).
10.3	Wine Services Agreement with EDVAG Group dated October 11, 2011. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.3).

10.4	Armenian Icewine-Making Proposal with IMBIBEdesign dated February 6, 2012. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.4).
10.5	Distribution Agreement with Alpha Food Services dated February 1, 2016. (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 10.5).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2016 as Exhibit 14.1)..
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(101)	Interactive Data File (Form 10-Q for the three months ended April 30, 2017 furnished in XBRL).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMEAU BRANDS INC.

Dated: June 9, 2017	By:	/s/ Jaitegh Singh
Jaitegh Singh
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

