Form 10-Q
period 2017-07-31
Armeau Brands Inc.
filed 2017-09-22
CIK 1669400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,450,000 as of September 22, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated interim financial statements of Armeau Brands Inc. as at July 31, 2017, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six-month periods ended July 31, 2017 are not necessarily indicative of the results that can be expected for the year ending January 31, 2018.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Armeau” and the “Company” mean Armeau Brands Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ARMEAU BRANDS INC.

Condensed Financial Statements

July 31, 2017

(Expressed in U.S. dollars)

(unaudited)

ARMEAU BRANDS INC.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2017 $	January 31, 2017 $
	(unaudited)
ASSETS

Current assets
Cash	738	12,634
Total assets	738	12,634

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	99	2,391
Due to related party (Note 3)	—	62,638
Total liabilities	99	65,029
Nature of operations and continuance of business (Note 1)
Subsequent event (Note 4)

Stockholders’ deficit

Common stock
Authorized: 200,000,000 common shares, $0.001 par value 9,450,000 shares issued and outstanding	9,450	9,450
Additional paid-in capital	125,237	44,650
Deficit	(134,048)	(106,495)
Total stockholders’ deficit	639	(52,395)
Total liabilities and stockholders’ deficit	738	12,634

(The accompanying notes are an integral part of these condensed financial statements)

ARMEAU BRANDS INC.

Condensed Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2017	2016	2017	2016
	$	$	$	$
Operating expenses
General and administrative	1,740	3,007	2,183	4,313
Professional fees	12,215	4,919	25,370	16,814
Total operating expenses	13,955	7,926	27,553	21,127
Net loss and comprehensive loss	(13,955)	(7,926)	(27,553)	(21,127)
Basic and diluted loss per share	—	—	—	—
Weighted average shares outstanding	9,450,000	7,500,000	9,450,000	7,500,000

(The accompanying notes are an integral part of these condensed financial statements)

ARMEAU BRANDS INC.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2017	2016
	$	$

Operating activities
Net loss	(27,553)	(21,127)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,292)	(1,697)
Due to related party	17,949	3,100
Net cash used in operating activities	(11,896)	(19,724)
Financing activities
Proceeds from share subscriptions received	—	54,000
Net cash provided by financing activities	—	54,000
Change in cash	(11,896)	34,276
Cash, beginning of period	12,634	15
Cash, end of period	738	34,291
Supplemental disclosures:
Interest paid	—	—
Income taxes paid	—	—

(The accompanying notes are an integral part of these condensed financial statements)

ARMEAU BRANDS INC.

Notes to the Condensed Financial Statements

July 31, 2017

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Armeau Brands Inc., (the “Company”), was incorporated in the State of Nevada on March 15, 2011. The Company’s business objectives are to produce and market its own brand of ice wine that is using grapes harvested in Armenia, with the plan to export its ice wine to China and Russia.

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2017, the Company had no revenues and had accumulated losses of $134,048 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These interim condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As at July 31, 2017, the Company owed $nil (January 31, 2017 - $62,638) to the former President of the Company, which is unsecured, non-interest bearing, and due on demand. On June 5, 2017, the former President of the Company resigned and forgave outstanding debt of $80,587 owed by the Company which has been recorded as additional paid-in capital.

4.	Subsequent Event

On June 12, 2017, the Company entered into a letter of intent (“LOI”) to acquire all of the outstanding interests in 271 Lake Davis Holdings LLC d/b/a San Sal Wellness (“San Sal”), a Delaware limited liability company. In the transaction contemplated by the LOI, the Company will acquire all of the limited liability company membership interests of San Sal in exchange for the issuance of 7,800,000 shares of common stock. As of the date of filing, the transaction contemplated by the LOI has not been completed.

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

OVERVIEW

Our company was incorporated in the State of Nevada on March 15, 2011. The Company’s business objective was to produce and market its own brand of ice wine made from grapes harvested in Armenia. While the Company took numerous steps with respect to implementation of its business plan, including securing sources of production and did, in fact produce 4,500 bottles of icewine, for product sampling and customer marketing purposes, the Company was unable to raise sufficient capital to fully implement its business plan and generate revenues.

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

Concurrent with the share purchase transaction, Cassandra Tavukciyan resigned as our Chief Executive Officer, Chief Financial Officer and sole director, and was succeeded in those capacities by Jaitegh Singh. Mr. Singh relocated the Company’s principal offices to Fort Lauderdale, Florida.

On June 12, 2017, the Company entered into a letter of intent (the “LOI”) to acquire all the outstanding limited liability company interests of 271 Lake Davis Holdings, LLC, a Delaware limited liability company d/b/a/ SanSal (“SanSal”).

Founded in 2015, SanSal is a Colorado-based producer of natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. On the SanSal farm in located in the high-altitude foothills of the Rocky Mountains in southwest Colorado, SanSal grows hemp plants rooted in purity. SanSal’s proprietary genetic plants are cultivated from tissue cultures and clones using sustainable farming practices that preserve soil integrity and conserve precious Rocky Mountain water. SanSal uses neither any pesticides nor any non-natural fertilizers. SanSal is committed to natural cultivation and protecting the soil. SanSal believes that it offers superior quality natural-grown whole plant broad spectrum phytocannabinoid hemp oils and extracts in various strengths and formulations, including oils formulated to customer specifications. SanSal is licensed by the Colorado Department of Agriculture to grow industrial hemp pursuant to Federal law on its farm.

In the transaction contemplated by the LOI, we intend to acquire all the outstanding limited liability company interests of SanSal in exchange for the issuance to SanSal’s members, pro rata, of 7,800,000 “restricted” shares of our common stock, whereupon the holder the Company’s currently outstanding 7,500,000 shares of “restricted” common stock will contribute those shares to the capital of the Company. The closing of the transaction contemplated by the LOI, is subject to customary terms and conditions, including, but not limited to, completion of due diligence, negotiation and execution of definitive transaction documents between the parties and the delivery of audited and unaudited financial statements of SanSal as required under applicable rules of the Securities and Exchange Commission. Following consummation of the transaction, which has not occurred as of the date of this report, the Company intends to implement a six for one forward split of its common stock and amend its Articles of Incorporation to (a) change the Company’s corporate name to “SanSal Wellness Holdings, Inc.” (with a comparable change in its trading symbol); and (b) authorize a class of “blank check” preferred stock.

Results of Operations

Three Months Ended July 31, 2017, as compared to Three Months Ended July 31, 2016

Our operating results for the three month periods ended July 31, 2017 and 2016 are summarized in the table below.

	Three Months Ended July 31, 2017		Three Months Ended July 31 , 2016

Revenue	$	Nil	$	Nil

Operating expenses
General and administrative		1,740		3,007
Professional fees		12,215		4,919
Total operating expenses		13,955		7,926
Net Loss		(13,955)		$(7,926)

Revenues

Our revenues during the three-month periods ended July 31, 2017 and 2016 were $Nil.

Operating Expenses

Our operating expenses amounted to $13,955 during the three-month period ended July 31, 2017, which comprised primarily of professional fees and general and administrative costs. For the three-month period ended July 31. 2016, our operating expenses amounted to $7,926.

Six Months Ended July 31, 2017, as compared to Six Months Ended July 31, 2016

Our operating results for the six-month periods ended July 31, 2017 and 2016 are summarized in the table below.

	Six Months Ended July 31, 2017		Six Months Ended July 31, 2016

Revenue	$	Nil	$	Nil

Operating expenses
General and administrative		2,183		4,313
Professional fees		25,370		16,814
Total operating expenses		27,553		21,127
Net Loss		(27,553)		$(21,127)

Revenues

Our revenues during the six-month periods ended July 31, 2017 and 2016 were $Nil.

Operating Expenses

Our operating expenses amounted to $27,553 during the six-month period ended July 31, 2017, which comprised primarily of professional fees and general and administrative costs. For the six-month period ended July 31. 2016, our operating expenses amounted to $21,127.

Liquidity and Capital Resources

Working Capital
	As at	As at
	July 31,	January 31,
	2017	2017
Current assets	$738	$12,634
Current liabilities	99	65,029
Working capital (deficit)	$639	$(52,395)

As of July 31, 2017, we had $738 in cash and total assets, $99 in total liabilities, and working capital of $639. As of January 31, 2017, we had cash and total assets of $12,634, $65,029 of total liabilities, and working capital deficit of $52,395. The decrease in cash is due our ongoing use of cash in operations and the absence of financing activities during the most recent period. The decrease in liabilities and working capital deficit is due to the forgiveness of debt by a related party in connection with the June 2017 change in control transaction described in “Overview” above.

Cash Flows
	Six Months Ended	Six Months Ended
	July 31,	July 31,
	2017	2016
Cash flows used in operating activities	$(11,896)	$(19,724)
Cash flows provided by financing activities	—	54,000
Net increase (decrease) in cash during the period	$(11,896)	$34,276

Cash Flows Used in Operating Activities

During the six-month period ended July 31, 2017, we have used $11,896 in our operating activities compared to $19,724 during the six months ended July 31, 2016. The decrease in cash used for operating activities from the 2016 to 2017 periods is due to the greater expenditures from professional fees related to our SEC registration process and business operations in the 2016 period.

Cash Flows Provided by Financing Activities

During the six month period ended July 31, 2017, we did not raise any cash from financing activities compared to $54,000 received during the six months ended July 31, 2016 from the sale of shares of our common stock.

Anticipated Cash Requirements

We will require additional funds to fund our planned business operations over the next 12 months, particularly if we complete our acquisition of SanSal. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

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

Going Concern

Our financial statements for the three and six-month periods ended July 31, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our continuation as a company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.. These factors raise substantial doubt regarding our ability to continue as a going concern. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

During the three months ended July 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Exhibit	Description of Exhibit
31.1	Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMEAU BRANDS INC.

Dated: September 22, 2017	By:	/s/ Jaitegh Singh
Jaitegh Singh
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

