Form 10-Q
period 2017-09-30
SanSal Wellness Holdings, Inc.
filed 2017-12-11
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Commission file number: 333-191251

SanSal Wellness Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0375676
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

 6610 North University Drive #220, Fort Lauderdale, FL 33321

(Address of Principal Executive Offices)

(954) 722-1300

(Registrant’s telephone number, including area code)

January 31, 2017

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of December 8, 2017 was 59,405,008 shares.

EXPLANTORY NOTE

Unless the context otherwise requires, references in this report to “the Company,” “SanSal Wellness.” “we,” “us” and “our” refer to SanSal Wellness Holdings, Inc. f/k/a Armeau Brands Inc. and its subsidiary, 271 Lake Davis Holdings, LLC, a Delaware limited liability company d/b/a/ SanSal Wellness (“SanSal”). All share and per share information in this Report gives pro forma effect to the implementation of a six for one forward stock split effective November 9, 2017.

As more fully described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on September 27, 2017 the Company acquired all of the issued and outstanding limited liability company membership interests of SanSal from its members in exchange for the issuance to the members of SanSal, pro rata, of 46,800,000 shares of our common stock, whereupon SanSal became a wholly-owned subsidiary of the Company (the “SanSal Acquisition”). As we have elected to focus our future business efforts on SanSal’s business subsequent to completion of the SanSal Acquisition, SanSal is deemed to be the survivor of the SanSal Acquisition for financial statement purposes. Moreover, we have changed the Company’s fiscal year-end from January 31 to December 31 to coincide with SanSal’s fiscal year-end, effective with the year ending December 31, 2017 and accordingly, the Company is filing this report to ensure that there is no gap in financial reporting.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
ASSETS	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$95,255	$95,591
Inventories	1,587,271	659,048
Prepaid Expenses	3,915	—
Total Current Assets	$1,686,441	$754,639

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $222,151 and $73,318, respectively	$4,438,483	$4,213,429

OTHER ASSETS
Land - held for investment	$—	$69,000
Deposits	23,000	—
Total Other Assets	$23,000	$69,000

TOTAL ASSETS	$6,147,924	$5,037,068

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

	September 30,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$156,182	$13,828
Accrued Expenses	200,000	6,756
Accrued Interest	21,037	—
Accrued Interest - Stockholders	9,716	—
Notes Payable to Stockholders	1,030,080	—
Current Portion of Long Term Debt	395,416	390,600
Total Current Liabilities	$1,812,431	$411,184

LONG-TERM DEBT	$255,283	$323,406

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 60,540,000 and 58,500,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$60,540	$58,500
Additional Paid in Capital	6,592,574	5,730,738
Retained Earnings (Deficit)	(2,572,904)	(1,486,760)
Total Stockholders’ Equity	$4,080,210	$4,302,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,147,924	$5,037,068

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$255,444	$—	$755,749	$11,773

Cost of sales	116,726	—	367,328	9,500

Gross profit	$138,718	$—	$388,421	$2,273

Operating Expenses
Selling, General and Administrative	$279,443	$457,801	$1,070,637	$749,453
Total Operating Expenses	$279,443	$457,801	$1,070,637	$749,453
Operating loss	$(140,725)	$(457,801)	$(682,216)	$(747,180)

Other Income (Expense)
Merger Expenses	$(260,750)	$—	$(260,750)	$—
Interest Expense - Related Party	(6,092)	—	(9,716)	—
Interest Expense - Other	(5,800)	—	(21,037)	—
Total Other Income (Expense)	(272,642)	—	(291,503)	—

Net loss before Income Taxes	$(413,367)	$(457,801)	$(973,719)	$(747,180)

Income Tax Provision	—	—	—	—

NET LOSS	$(413,367)	$(457,801)	$(973,719)	$(747,180)

Net Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	58,567,253	58,500,000	58,522,500	58,500,000

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(973,719)	$(747,180)
Adjustments to Reconcile Net Loss to Net Cash
Used Operating Activities
Depreciation	148,833	53,980
Stock-based Compensation	198,476	—
Changes in Operating Assets and Liabilities
Inventories	(1,040,648)	(732,722)
Prepaid Expenses	(3,915)	18,238
Deposits	(23,000)	(10,003)
Accounts Payable and Other Current Liabilities	366,351	45,067

NET CASH USED IN OPERATING ACTIVITIES	$(1,327,622)	$(1,372,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(373,887)	(2,214,832)

NET CASH USED IN INVESTING ACTIVITIES	$(373,887)	$(2,214,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for Capital Lease	—	(215,606)
Payments of Long-term Debt	$(12,704)	$(10,204)
Proceeds from Note Payable Stockholders	1,030,080	—
Payments on Advance to Stockholders	—	(157,981)
Proceeds from Issuance of Common Stock	150,030	—
Proceeds from Additional Paid in Capital from Shareholders	533,767	4,005,525
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,701,173	$3,621,734
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(336)	$34,282
CASH AND CASH EQUIVALENTS - Beginning of Period	95,591	17,788

CASH AND CASH EQUIVALENTS - End of Period	$95,255	$52,070

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SanSal Wellness Holdings Inc. (formerly Armeau Brands Inc.), (the “Company”), was incorporated in the State of Nevada on March 15, 2011. The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp pursuant to Federal law on its farm.

Effective September 27, 2017, the Company acquired 100% of the issued and outstanding limited liability company membership interests of 271 Lake Davis Holdings LLC dba SanSal Wellness (“271 Lake Davis”) in exchange for 7,800,000 restricted shares of the Company’s common stock, which represented 100% of 271 Lake Davis’s total member units outstanding immediately following the closing of the transaction. The transaction has been accounted for as a reverse merger, whereby 271 Lake Davis is the accounting survivor and the historical financial statements presented are those of 271 Lake Davis. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.”

Sansal, LLC was a wholly owned subsidiary that was merged into 271 Lake Davis Holdings, LLC in January 2016.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of September 30, 2017, the Company had an accumulated deficit of $2,572,904 and a working capital deficit of $125,990. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern Our continuation as a going concern is dependent on our ability to raise additional capital and financing, though there is no assurance we will be successful in our efforts.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results for the full fiscal year or any future period.

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of Sansal Wellness Holdings, Inc. and 271 Lake Davis Holdings and its wholly owned subsidiary, Sansal, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from these estimates.

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement

The estimated fair values of the Company’s short-term financial instruments, including receivables and payables arising in the ordinary course of business, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, cash and cash equivalents may be in excess of FDIC insurance limits.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product or servicers has not been delivered or provided or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Inventories

Inventories consist of growing and processed plants and oils and are valued at the lower of cost or market. In evaluating whether inventories are stated at lower of cost or market, management considers such factors as inventories in hand, estimated time to sell such inventories and current market conditions. Write-offs for inventory obsolescence are recorded when, in the opinion of management, the value of specific inventory items has been impaired.

Property and Equipment

Purchase of property and equipment are recorded at cost. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the Statements of Income. Depreciation is provided over the estimated economic useful lives of each class of assets and is computed using the straight-line method.

Estimated economic useful lives of property and equipment range from 3 to 39 years.

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. No adjustment was considered necessary for the nine month period ended September 30, 2017 and 2016, respectively.

Compensation and Benefits

The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees.

Stock-Based Compensation

Certain employees, officers, directors, and consultants of the Company participate in various incentive plans that provide for granting stock options and restricted stock awards. Stock options vest in equal increments over a three-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards vest 100% at the grant date.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors and consultants as compensation and benefits expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

The Company recognizes stock-based compensation for equity awards granted to consultants as selling, general and administrative expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant and unvested awards are revalued at each reporting period. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company was a Limited Liability Company (“LLC”) for income tax purposes until September 27, 2017 when the reverse merger took place as discussed in the “Nature of Business” footnote above. In lieu of corporate income taxes, the owners were taxed on their proportionate shares of the Company’s taxable income. Accordingly, no liability for federal or state income taxes and no provision for federal or state income taxes have been included in the financial statements.

In accordance with Financial Accounting Standards Board ASC Topic 740, Income Taxes, management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

Effective September 27, 2017 the Company was taxes as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at September 30, 2017.

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Party Transactions (Continued)

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.

NOTE 2: INVENTORIES

Detail of inventories are as follows:

	September 30,	December 31,
	2017	2016
Inventory
Finished Goods	$311,779	$—
Work In Progress	1,275,492	546,623
Inventory	$1,587,271	$546,623

NOTE 3: PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2017	2016
PROPERTY AND EQUIPMENT
Land & Land Improvements	$398,126	$364,825
Building and Improvements	1,437,806	1,427,130
Greenhouse	685,038	691,456
Machinery and Equipment	1,019,404	693,734
Furniture and Fixtures	267,900	257,242
Computer Equipment	21,019	21,019
Capital Lease Asset	815,180	815,180
Truck	16,161	16,161
	$4,660,634	$4,286,747
Less Accumulated Depreciation	(222,151)	(73,318)
Property and Equipment	$4,438,483	$4,213,429

Total depreciation expense was $49,611 and $17,944 for the 3 month period and $148,833 and $53,980 for the nine month period ended September 30, 2017 and 2016, respectively.

NOTE 4: LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016
Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$112,445	$125,149

Mortgage Payable which requires monthly payments of $466 including interest at 6.00% per annum. The loan is secured by specific assets of the Company.	—	50,603

Capital Lease Payable which requires monthly payments of $32,850 until May 2018, when the Company may purchase the equipment for $1.	538,254	538,254

	650,699	714,006
Less Current Portion	(395,416)	(390,600)
Long-Term Debt - net of current portion	$255,283	$323,406

Future principal payments for the next 5 years are as follows for the years ended December 31:

2017	$395,416
2018	$181,670
2019	$19,416
2020	$54,197
$650,699

NOTE 5: STOCK-BASED COMPENSATION

The Company approved their 2017 Incentive Stock Plan on September 27, 2017 (the “Incentive Plan”) which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 1.250 million shares. The Company has not granted any stock appreciation rights, restricted stock, restricted stock units or other equity options under the Incentive Plan. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined by the Board of Directors or any of the Committees appointed under the Incentive Plan at the time of grant.

The Company’s outstanding stock options have a 10-year term. Outstanding non-qualified stock options granted to employees and a consultant vested immediately. Outstanding incentive stock options issued to employees vest over a three-year period. The incentive stock options granted vest based solely upon continued employment (“time-based”). The Company’s time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards where 33.3% of the award vests on each of the three anniversary dates.

Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2017	2016	2017	2016
Non-Qualified Stock Options - Immediate	$198,476	$—	$198,476	$—
Incentive Stock Options - Time Bases	—	—	—	—
Total Stock-based Copensation Expense	$198,476	$—	$198,476	$—

Stock option activity was as follows in nine months ended September 30, 2017:

	Stock Options	Weighted- Average Exercise	Weighted- Average Remaining
Outstanding at Decmber 31, 2016	—
Granted	550,003	$0.50	10 Years
Exercised	—
Forfeited/Canceled	—
Outstanding at September 30, 2017	550,003	$0.50	10 Years

Vested at September 30, 2017	441,668	$0.50	10 Years
Exercisable at September 30, 2017	441,668	$0.50	10 Years

NOTE 5: STOCK BASED COMPENSATION (CONTINUED)

For the nine months ended September 30, 2017, the Company estimated the fair value of each stock option on the date of grant using the Black Scholes valuation model with the following assumptions:

Valuation Assumptions
Risk-free interest rate	2.14% – 2.31%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of stock options (in years)	6.5 to 10

NOTE 6: OPERATING LEASES

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $11,724 and $18,693 for the three month periods and $35,172 and $47,587 for the nine month periods ended September 30, 2017 and 2016, respectively.

On July 12, 2016, the Company entered an agreement to lease office space for a sales office for a term of 15 months expiring on October 31, 2017. The agreement requires monthly lease payments of $4,078 and included three free months of rent forgiven.

On November 9, 2016, the Company entered an agreement to lease office space for a sales office for a term of 7 months expiring on May 31, 2017. The lease required monthly lease payments of $704 and was not renewed.

As of September 30, 2017, minimum rental commitments under the operating leases are as follows:

2017	$22,267
2018	27,756
2019	27,756
2020	27,756
2021	27,756
Thereafter	76,654
$209,945

NOTE 7: RELATED PARTY

The Company entered into various note payables with stockholders of the company between March 2017 and September 2017. The notes bear interest between 2.00% and 3.00% per annum. Principal and interest is payable in one installment due upon the earlier of 120 days after the Company consummating a reverse merger or nine months after the date of the note. The balances due on these notes is $1,030,080 as of September 30, 2017.

NOTE 8: COMMON STOCK

See Note 1 regarding shares issued in reverse merger.

On September 27, 2017 the Company issued 340,000 shares for proceeds of $150,030.

See note 10 regarding the stock split.

NOTE 9: SUPPLEMENTAL CASHFLOW DISCLOSURE

The Company paid interest of $0 and $7,203 for the three month periods and $8,205 and $19,987 during the nine month periods ended September 30, 2017 and 2016, respectively.

The Company paid no income taxes during the three month periods ended September 30, 2017 and 2016.

In February 2017, the Company distributed land held for investment of $69,000 and the related mortgage note payable with a balance of $53,603 to one of the members.

NOTE 10: SUBSEQUENT EVENTS

On November 9, 2017, Financial Industry Regulatory Authority authorized a 6-for-1 forward split of the Company’s issued and outstanding shares of common stock in the form of a stock dividend. Accordingly, shareholders of the Company as of the record date of November 9, 2017 received five additional shares of common stock for each share then held. All relevant information relating to number of shares and per share information have been retrospectively adjusted to reflect the split for all periods presented.

On November 27, 2017 the Company issued 565,000 shares of common stock proceeds of $279,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this report to “the Company,” “SanSal Wellness,” “we,” “us” and “our” refer to SanSal Wellness Holdings, Inc. f/k/a Armeau Brands Inc. and its subsidiary, 271 Lake Davis Holdings, LLC, a Delaware limited liability company d/b/a/ SanSal Wellness (“SanSal”). All share and per share information in this Report gives pro forma effect to the implementation of a six for one forward stock split effective November 9, 2017.

Forward-Looking Statements

Certain statements made in this report are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Corporate History

Our company was incorporated in the State of Nevada on March 15, 2011 under the name “Armeau Brands Inc.” The Company’s original business objective was to produce and market its own brand of ice wine made from grapes harvested in Armenia. While the Company took numerous steps with respect to implementation of its business plan, including securing sources of production and did, in fact produce 4,500 bottles of ice wine for product sampling and customer marketing purposes, the Company was unable to raise sufficient capital to fully implement its business plan and generate revenues.

On June 5, 2017, Mr. Jaitegh Singh purchased a total of 45,000,000 “restricted” shares of our Company’s common stock from our then sole officer and director, Cassandra Tavukciyan, for aggregate consideration of $345,000. The share purchase was consummated in a private transaction pursuant to a common stock purchase agreement entered into between Mr. Singh and Ms. Tavukciyan.

Concurrent with the share purchase transaction, Cassandra Tavukciyan resigned as our Chief Executive Officer, Chief Financial Officer and sole director, and was succeeded in those capacities by Jaitegh Singh. Mr. Singh relocated the Company’s principal offices to Fort Lauderdale, Florida.

On September 27, 2017 (“Closing”), the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with all the members of SanSal (the “Members”), pursuant to which SanSal became a wholly-owned subsidiary of the Company (the “SanSal Acquisition”). SanSal, founded in 2015, is a vertically-integrated agribusiness focused on producing full spectrum natural phytocannabinoid-rich industrial hemp extracts.

Pursuant to the Exchange Agreement, we acquired all the outstanding limited liability company interests of SanSal in exchange for the issuance to SanSal’s members, pro rata, of 46,800,000 “restricted” shares of our common stock, whereupon Jaitegh Singh, the holder of the Company’s currently outstanding 45,000,000 “restricted” shares of common stock contributed those shares to the capital of the Company for cancellation.

At Closing, Alexander M. Salgado and Erduis Sanabria, the members of SanSal’s management team, were appointed to the Company’s board of directors and as the Company’s Chief Executive Officer and Executive Vice President, respectively. Jaitegh Singh, who was then the Company’s President and sole director, then stepped down from such position, but assumed the position of the company’s Vice President and Secretary.

In addition, at Closing, former SanSal Members, holding an aggregate of 26,674,500 shares of our common stock, including Messrs. Salgado and Sanabria, entered into a five-year voting agreement, pursuant to which Messrs. Salgado and Erduis have the right to direct the voting of their shares on all matter presented to shareholders for a vote.

Following completion of the SanSal Acquisition, the Company determined to focus its business on the business of SanSal as it offered, in the opinion of management, far greater opportunities for growth and increase in shareholder value. Accordingly, we applied to FINRA to (a) change our corporate name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.” (with a comparable change in our trading symbol from ARUU to SSWH); (b) authorize a class of “blank check” preferred stock; and (c) implement a six-for-one forward stock split. The name, trading symbol and authorized capitalization changes became effective as of November 7, 2017 and the stock split was implemented on November 9, 2017.

As a result of the completion of the SanSal Acquisition and management’s determination to focus the Company’s future business efforts on SanSal’s business, SanSal is deemed to be the survivor of the SanSal Acquisition for financial statement purposes. Moreover, we have changed the Company’s fiscal year-end from January 31 to December 31 to coincide with SanSal’s fiscal year-end, effective with the year ending December 31, 2017 and accordingly, the Company is filing this report to ensure that there is no gap in financial reporting.

Business Overview

SanSal Wellness owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum phytocannabinoid-rich hemp plants yielding a potential minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp (less than 0.3% THC). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000-sq. ft. onsite facility used for processing raw industrial hemp, oil extraction, formulation laboratories, and quality/purity testing. SanSal Wellness is registered with the Colorado Department of Agriculture to grow industrial hemp pursuant to federal law.

SanSal Wellness meticulously processes its hemp crop to produce vastly superior quality whole-plant hemp oil, extracts and derivatives which contain the entire broad spectrum of cannabinoids extracted from the flowers and leaves of hemp plants. Whole-plant hemp oil is known to provide the essential phytocannabinoid “entourage effect” resulting from the synergistic absorption of the entire broad spectrum of unique hemp cannabinoids by the receptors of the human endocannabinoid system. Most commercially available hemp oil and extracts are not derived from the entire plant and are usually from less desired hemp seed which contain fewer cannabinoids. As a result, SanSal Wellness believes that its products are premier quality cannabinoids and are highly sought after by consumers and manufacturers of premium hemp products.

SanSal Wellness has developed a wide variety of formulated phytocannabinoid-rich hemp products available in bulk, white label, and private label custom formulations for distributors and retailers. These types of products are in extremely high demand by health food markets, wellness centers, physicians and other healthcare practitioners. Primary B2B targets are the wholesale bulk hemp oil arena, cosmetics, food and beverage industries, and the pharmaceutical industry.

SanSal Wellness products (20+ SKUs) include vegan capsules, tinctures, formulations for sublingual applications and infused edibles, lotions, salves, vape oils and pre-filled vape cartridges, and oral syringes. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase direct from SanSal Wellness and through numerous online and retail outlets.

Corporate Information

The Company was incorporated in the state of Nevada on March 15, 2011 under the name “Armeau Brands Inc.” and changed its name to “SanSal Wellness Holdings, Inc.” effective November 7, 2017.

Our executive offices are located at 6610 North University Drive #220, Fort Lauderdale, FL 33321 and our telephone number is (954) 722-1300. Our corporate website is www.sansalwellness.com. Information appearing on our corporate website is not part of this report.

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

We had net sales for the three months ended September 30, 2017 of $255,444, as compared to $-0- for the three months ended September 30, 2016, giving effect to the commencement of commercial production and sale of SanSal Wellness’ hemp extract products in 2017. Reflecting the foregoing, cost of sales was $116,726 in the 2017 quarter, as compared to $-0- in the 2016 quarter, which resulted in gross profit of $138,718 in the 2017 quarter, as compared to $-0- in the 2016 quarter.

Selling, general and administrative expenses decreased to $279,443 for the three months ended September 30, 2017, from $457,801 for the three months ended September 30, 2016, as a result of a decline in start-up costs incurred in the 2016 quarter. During the 2017 quarter, we incurred merger expenses of $260,750 related to the SanSal Acquisition and our becoming a public company, as compared to $-0- in the 2016 quarter.

Interest expense for the three months ended September 30, 2017 was $11,892, reflecting increased outstanding debt, $6,092 of which was attributable to loans from principal stockholders, as compared to $-0- for the three months ended September 30, 2016.

As a result of our generating revenues from sales offset by cost of good soled during the three months ended September 30, 2017 and the decline in operating expenses from the 2017quarter to the 2016 quarter, offset by the merger expenses we incurred in the 2017 quarter, net loss for the 2017 quarter declined to $413,367 or $0.01 per share based on 58,567,253 weighted average shares outstanding from $457,801 or $0.01 per share based on 58,500,000 weighted average shares outstanding for the 2016 quarter.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

We had net sales for the nine months ended September 30, 2017 of $755,749, as compared to $11,773 for the nine months ended September 30, 2016, giving effect to the commencement of commercial production and sale of SanSal Wellness’ hemp extract products in the 2017 period, as opposed to only limited trial marketing having taken place in 2016. Reflecting the foregoing, cost of sales was $367,328 in the 2017 period, as compared to $9,500 in the 2016 period, which resulted in gross profit of $388,421 for the nine months ended September 30, 2017, as compared to $2,273 for the nine months ended September 30, 2016.

Selling, general and administrative expenses increased substantially to $1,070,637 for the nine months ended September 30, 2017, from $749,453 for the nine months ended September 30, 2016, reflecting SanSal Wellness’ increased level of operations during the 2017 period. During the 2017 period, we incurred merger expenses of $260,750 related to the SanSal Acquisition and our becoming a public company, as compared to $-0- in the 2016 quarter.

Interest expense for the nine months ended September 30, 2017 was $30,753, reflecting increased outstanding debt, $9,716 of which was attributable to loans from principal stockholders, as compared to $-0- for the nine months ended September 30, 2016.

As a result of the increase in operating expenses for and the merger expenses incurred during the nine months ended September 30, 2017, offset by revenues in sales less cost of goods sold in the 2017 period, net loss for the nine months ended September 30 2017, increased to $973,719 or $0.02 per share based on 58,522,500 weighted average shares outstanding from $747,180 or $0.01 per share based on 58,500,000 weighted average shares outstanding for the 2016 quarter.

Liquidity and Capital Resources

As of September 30, 2017, total assets were $6,147,924, as compared to $5,037,068 on December 31, 2016, with the increase in large part resulting from an increase in inventories to $1,587,271 at September 30, 2017, from $659,048 at December 31, 2016, as the Company produced extract products from its initial hemp harvest.

Total current liabilities as of September 30, 2017, were $1,812,431, as compared to $411,184 at December 31, 2016. The increase in the foregoing was in large part due to the issuance during the nine months ended September 39, 2017 of $1,030,080 in principal amount of notes to Alexander Salgado and Erduis Sanabria, principal stockholders, directors and executive officers of the Company to evidence working capital loans made by them to the Company (the “Shareholder Notes”). Interest on the Shareholder Notes accrues at rates of between 2% and 3% per annum and is payable, together with the principal amount of the Shareholder Notes at maturity, which is the earlier to occur of 120 days after closing of the SanSal Acquisition or nine months from the respective dates of the shareholder Notes.

Net cash used in operating activities declined slightly to $1,327,622 for the nine months ended September 30, 2017, as compared to $1,372,620 for the same period in 2016.

Net cash used in investing activities declined to $373,887 for the nine months ended September 30, 2017, from $2,430,438 for the 2016 period, reflecting a significant decrease in cash used for the purchase of property and equipment and capital leases from the 2016 period to the 2017 period.

Net cash provided by financing activities in the 2017 period was $1,701,173 reflecting in large part the proceeds from the issuance of the Shareholder Notes and private offerings of equity in the Company during the period, as compared to $3,621,724 in the 2016 period, reflecting in large part the receipt of proceeds of private offerings of equity in the Company during the period.

Our primary sources of capital to develop and implement our business plan was been from private offerings of our equity securities and the loans from shareholders evidenced by the Shareholder Notes.

The Company believes that it will require additional financing to achieve profitability. The Company intends to seek such financing through additional private offerings of its common stock. The Company does not intend to accept any further loans from shareholders. Further, our independent auditors report for the year ended December 31, 2016 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue a growing concern. While we believe additional financing will be available to us, there can be no assurance that equity financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

Item 3.	Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer, who currently serves as our principal executive, financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Our Chief Executive Officer evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our Chief Executive Officer evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, our Chief Executive Officer performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented

Our Chief Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANSAL WELLNESS HOLDINGS, INC.

Dated: December 11, 2017	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)