Form 10-K
period 2017-12-31
SanSal Wellness Holdings, Inc.
filed 2018-04-23
CIK 1669400

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number: 333-191251

SANSAL WELLNESS HOLDINGS, INC

(Exact name of registrant as specified in its charter)

Nevada	99-0375676
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6610 North University Drive #220, Fort Lauderdale, FL 33321

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (954) 722-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable.

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 20, 2018 was 60,029,000 shares.

FORWARD LOOKING STATEMENTS

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

Unless the context otherwise requires, references in this report to “the Company,” “SanSal Wellness,” “we,” “us” and “our” refer to SanSal Wellness Holdings, Inc. and its subsidiary. All share and per share information in this report gives pro forma effect to the implementation of a six for one forward stock split effective November 9, 2017.

PART I

Item 1 Business.

Business Overview

SanSal Wellness is an entirely vertically-integrated agribusiness focused on producing highest purity full spectrum natural phytocannabinoid-rich industrial hemp products. SanSal Wellness owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum phytocannabinoid-rich hemp plants yielding a potential minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, industrial hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000-sq. ft. onsite facility used for processing raw industrial hemp, oil extraction, formulation laboratories, and quality/purity testing. SanSal Wellness is registered with the Colorado Department of Agriculture to grow industrial hemp pursuant to federal law.

SanSal Wellness meticulously processes its hemp crop to produce superior quality whole-plant hemp oil, extracts and derivatives which contain the entire broad spectrum of cannabinoids extracted from the flowers and leaves of hemp plants. Whole-plant hemp oil is known to provide the essential phytocannabinoid “entourage effect” resulting from the synergistic absorption of the entire broad spectrum of unique hemp cannabinoids by the receptors of the human endocannabinoid system. Most commercially available hemp oil and extracts are not derived from the entire plant and are usually from less desired hemp seed which contain fewer cannabinoids. As a result, SanSal Wellness believes that its products are premier quality cannabinoids and are highly sought after by consumers and manufacturers of premium hemp products.

SanSal Wellness has developed a wide variety of formulated phytocannabinoid-rich hemp products available in bulk, white label, and private label custom formulations for distributors and retailers. These types of products are in high demand by health food markets, wellness centers, physicians and other healthcare practitioners.

SanSal Wellness products (20+ SKUs) include vegan capsules, tinctures, lotions, salves, vape oils and oral syringes. All product applications come in various flavors and strength formulations, in addition to bulk. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase direct from SanSal Wellness and through numerous online and retail outlets.

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

Corporate History

The Company’s original business objective following its March 15, 2011 incorporation in Nevada, was to produce and market its own brand of ice wine made from grapes harvested in Armenia. While the Company took numerous steps with respect to implementation of its business plan, including securing sources of production and did, in fact produce 4,500 bottles of ice wine for product sampling and customer marketing purposes, the Company was unable to raise sufficient capital to fully implement its business plan and generate revenues.

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

On September 27, 2017 (“Closing”), the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with all the members (the “Members”) of 271 Lake Davis Holdings, LLC d/b/a SanSal Wellness (“271”), pursuant to which it became a wholly-owned subsidiary of the Company (the “SanSal Acquisition”). 271, founded in 2015, is a vertically-integrated agribusiness focused on producing full spectrum natural phytocannabinoid-rich industrial hemp extracts.

Pursuant to the Exchange Agreement, we acquired all the outstanding limited liability company interests of 271 in exchange for the issuance to the Members, pro rata, of 46,800,000 “restricted” shares of our common stock, whereupon Jaitegh Singh, the holder of the Company’s currently outstanding 45,000,000 “restricted” shares of common stock contributed those shares to the capital of the Company for cancellation.

At Closing, Alexander M. Salgado and Erduis Sanabria, the members of 271’s management team, were appointed to the Company’s board of directors and as the Company’s Chief Executive Officer and Executive Vice President, respectively. Jaitegh Singh, who was then the Company’s President and sole director, then stepped down from such position, but assumed the position of the Company’s Vice President and Secretary.

In addition, at Closing, Members, holding an aggregate of 26,674,500 shares of our common stock, including Messrs. Salgado and Sanabria, entered into a five-year voting agreement, pursuant to which Messrs. Salgado and Erduis have the right to direct the voting of their shares on all matter presented to shareholders for a vote.

Following completion of the SanSal Acquisition, the Company determined to focus its business on the business of 271. Accordingly, we applied to FINRA to (a) change our corporate name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.” (with a comparable change in our trading symbol from ARUU to SSWH); (b) authorize a class of “blank check” preferred stock; and (c) implement a six-for-one forward stock split. The name, trading symbol and authorized capitalization changes became effective as of November 7, 2017 and the stock split was implemented on November 9, 2017.

As a result of the completion of the SanSal Acquisition and management’s determination to focus the Company’s future business efforts on the SanSal Wellness business, 271 (SanSal Wellness) is deemed to be the survivor of the SanSal Acquisition for financial statement purposes. Moreover, we changed the Company’s fiscal year-end from January 31 to December 31 to coincide with 271’s fiscal year-end, effective with the year ended December 31, 2017.

Our Mission

SanSal Wellness is a Colorado based company which is a pioneer in quality phytocannabinoid products and organic farming methods. It is committed to serving the global community by uncompromising on our quality and continuing the pursuit of cutting-edge, ethical innovation.

SanSal Wellness is different. We produce pure natural hemp derivatives, pesticide residual and solvent free, with whole plant phytocannabinoids. We achieve highest potency and purity in the derivative products from our oils.

SanSal Wellnesss is committed to the research and development of improved, proprietary hemp genetics cultivation and innovation in order to provide the global community with uncompromised quality hemp products, containing the highest quality, quantity and consistency in the industry.

Our commitment to enhancing the symbiotic relationship between healthy plants and healthy people ensures that we provide whole plant, broad spectrum cannabinoid-rich hemp products while using only natural protocols and sustainable farming methods.

Our philosophy is to practice strict natural protocols for hemp cultivation and the latest technology to assist our sustainable, environmentally sound farming practices to ensure pure, pesticide free, and high quality consistent products.

Why Cannabinoids?

Cannabinoid-rich hemp oil is made from the stalks and leaves of the cannabis sativa plant. Like tetrahydrocannabinol, or THC, cannabinoid-rich hemp is an active cannabinoid found in cannabis plants. Unlike THC, however, cannabinoid-rich hemp has no psychoactive properties — and its health benefits may be even more profound than those of THC.

What are cannabinoids? They are chemical compounds secreted by the flowers of the cannabis plant. Our brains have receptors that respond pharmacologically to them. THC is the psychoactive cannabinoid, which binds to receptors in the brain, while cannabinoid-rich hemp binds to receptors throughout the body. Whole-plant hemp extracts are known to provide the essential phytocannabinoid “entourage effect” resulting from the synergistic absorption of the entire broad spectrum of unique hemp cannabinoids by the receptors of the human endocannabinoid system.

Through our body’s endocannabinoid receptors, cannabinoid-rich hemp can mitigate both pain and swelling or inflammation associated with it. Science has long known about cannabinoid’s analgesic properties, which is why we now have any number of cannabinoid-rich hemp-infused topical creams and salves designed for direct application to skin.

There seems to be no end to the painful conditions for which cannabinoid-rich hemp could mean a measure of localized relief. Enthusiasts commonly cite arthritis, menstrual cramps, headaches, and even plain old muscle soreness or the itchiness from psoriasis and dermatitis as potential targets for the cannabis compound.

Current Industry Factors

Typical Cannabinoid Company Profile. The majority of cannabinoid companies are either farmers/extractors, manufacturers, or retail brands. Farmers often grow and extract their oil, sometimes selling their oil wholesale to product manufacturers and sometimes manufacturing their own products and then selling them in bulk to brands that use them for private label products. Retail brands are forced into a state of constant supply search and often have to order from multiple farmers/extractors in order to ensure their demand is met. This causes inconsistency in product potency and quality, often leading to products that don’t have accurate Certificate Of Analysis’ (COA’s) or additional contaminate tests.

Poor Quality Products, Morally Questionable Companies. As with any burgeoning new market, opportunistic entrepreneurs and entities have surfaced selling inferior products that are often misrepresented and mislabeled. These products may contain little to no active cannabinoid compounds, “dirty” or contaminated cannabinoid compounds, and often are aiming to find a quick payday for the company’s founders and take advantage of the lack of consumer education about the industry.

Lack of Consumer Knowledge/Confusion in Market Place. New markets and products are often rife with miseducation and misunderstanding. Cannabinoid products are just beginning to be absorbed by the mainstream public, who is still very un-aware of quality control concerns and how to alleviate them, proper applications and treatment uses, and dosing.

Our goal is to secure as large a share of the growing market for cannabinoid products as possible, by taking advantage of the fractured nature of the industry, the sometimes poor quality products offered and the lack of knowledge of the potential benefits of cannabinoid through:

●	Offering only the highest quality products by maintaining control of the growing, extracting and manufacturing processes.

●	Providing a one-stop vertically integrated source for cannabinoid products;

●	Increasing demand by educating consumers on the potential benefits of use of cannabinoid products; and

●	Employing an integrated marketing plan across both traditional and digital channels.

Our Products

SanSal Wellness products (20+ SKUs) currently include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. These include:

●	Cannabinoid-rich hemp oil: a pure, concentrated extract made from the flowers, leaves and stalks of either cannabis species — which is sold at bulk wholesale and also used for SanSal Wellness product formulation.

●	Cannabinoid-rich hemp capsules offer the same product in easy-to-swallow form.

●	Tinctures are used sublingually as an efficient way to absorb cannabinoids.

●	Cannabinoid-rich hemp oil for use in vaporizers.

●	Topically applied products include lotions and oils applied directly to the skin, usually to treat a specific spot of pain or inflammation.

●	Pet products taken internally, like flavored tinctures.

All SanSal Wellness products are of the highest-quality and third-party laboratory tested for strength/purity, bio-contaminants, heavy metals, pesticides, and solvents. SanSal Wellness is working on launching additional product lines, opening up potential new markets for the Company. Our product pipeline includes:

●	Additional pet products for dogs and cats

●	Hemp edibles designed to deliver cannabinoid-rich hemp.

●	An equine line for horses, which we plan to launch during the second quarter of 2018

●	A beauty and skin care product line encompassing massage oils, body scrubs and beauty soap, with an anticipated launch in the second half of 2018.

●	A medical product line formulated in partnership with dermatologists, internists, chiropractors and veterinarians, which is currently under development, with an expected launch in the second half of 2018.

Production

Hemp growth, extraction, processing, formulation and product manufacture takes place at our facilities located on our 140-acre farm in Pueblo Colorado. Our farm is capable of producing over 200,000 plants yielding a potential minimum annual harvest of 200,000 to 300,000 pounds of outdoor grown hemp.

In addition, the Company’s 15,000 square feet of climate controlled greenhouses produce a consistent supply of approximately 25,000 pounds per year of indoor cultivated hemp over 4-6 individual harvests.

There is an additional 10,000 sq. ft. on-site facility used for plant processing and oil extraction, in addition to housing SanSal Wellness’ testing and formulation laboratories, wherein GMP (good manufacturing practices) are strictly maintained.

The production process starts in the ground, with our cultivation team. SanSal Wellness is fortunate to have a team of dedicated, experienced, and passionate farming experts that nurture our plants with individual care, much like the care and attention paid to vines in a vineyard.

After harvest, our in-house laboratory chemists and extraction technicians produce varieties of high quality, pure hemp derivative oils while constantly finding methods to improve processes and improve our products.

SanSal Wellness uses advanced, strict natural protocols to cultivate its cannabinoid-rich hemp oil yield from its plants. After naturally air drying, only the leaves and flowers richly coated with tricomes are processed with our advanced ethanol spray evaporation extractors according to the planned uses for the cannabinoid-rich hemp extracts. Whole plant full spectrum cannabinoid-rich hemp extracts are then further processed using chromotagraphy and other techniques yielding pure distillates and other derivatives exceeding 80% cannabinoid-rich hemp with 0% THC (if so desired).

Marketing

Overview

The primary target customers markets for SanSal Wellness’ products are:

●	Ages 35 – 55 (Gen X and Baby Boomers)

○	Health conscious/open minded

○	Affluent middle class

●	Medical patients

○	Looking to treat chronic disease, illness, and pain

●	Millennials

○	Health Conscious

○	Cannabis enthusiasts

○	Progressive/forward thinking/open minded

●	Athletes

●	Pet Owners

○	Passionate about pets

○	Disposable income spent on pets

○	Affluent 30+

SanSal Wellness is currently in the final stages of launching a new rebranded line, Veritas|Farms™, of hemp oil and extract products as part of the Company’s increased focus on sales and marketing. The rebranded product line, including new trade name and packaging, is being developed to expand the company’s potential customer base. The newly branded products are expected to be available to consumers, retailers, and distributors in the second quarter of 2018, and will include vegan capsules, tinctures, lotions, salves, and oral syringes in various potency levels and flavors.

Currently, SanSal Wellness incorporates an aggressive marketing plan to compete in the Cannabinoid industry. To become a market leader in the industry, the Company plans to use three primary channels to market its products, web-based marketing, traditional marketing and medical marketing.

Web-Based Marketing

General. SanSal’s e-commerce retail platform, which is in the final development stages, with a planned release in the second quarter of 2018, is designed to be a source for offering the Company’s premium phytocannabinoid-rich extract products directly to consumers. The site has the ability to quickly adapt to a rapidly evolving market and to position our branded product lines as a leader in the industry. In addition to its e-commerce platform, SanSal Wellness is pursuing distribution with leading third-party online retailers, which it also anticipates commencing in the second quarter of 2018.

Content Marketing via Blogs and Social Media. We believe that content marketing offers a cost-effective Marketing strategy. The core components to SanSal Wellness content marketing strategy are blogs and social media posts. SanSal Wellness has partnered with Content Bacon (https://contentbacon.com/) to establish a market leader presence surrounding the cannabinoid industry, especially since blogging has the strongest impact on content marketing return on investment.1 SanSal Wellness plans to launch an engaging social media campaign to promote the overall vision to quality and transparent phytocannabinoid products.

Influencer Campaigns. Influencer marketing is a type of marketing that focuses on using online leaders to drive the brand’s message to the larger market. Rather than market directly to a large group of consumers, SanSal Wellness will partner with influencers to utilize their personal social channels to spread the word about the brand.2 Influencers would be celebrities, high-quality content creators, buzz builders and promoters and natural health advocates. Extensive tracking methods will be implemented to determine the effectiveness of the influencer campaigns.

Search Engine Optimization (SEO). Search Engine Optimization (SEO) is important for establishing and creating an online presence. Most every single online interaction starts with key words manually entered into a search engine to draw up relevant website options for the user. With SEO keywords maximized throughout SanSal Wellness digital media campaign, the Target Market has a 93% increased chance of exposure to the brand.3 The SanSal Wellness SEO marketing plan contemplates a monthly campaign to ensure the website ranks in top relevance for industry-related searches on major search engines such as Google, Bing and Yahoo.

Magazine and Guest Blog Features. Through a number of features in industry-related magazines and websites, such as: The Money Show, New To The Street on Fox Business and the National Hemp Association, SanSal Wellness plans to consistently promote its brand and products and educate consumers with other hemp industry-related information.

Traditional Marketing

In-House Sales Force Expansion. SanSal Wellness maintains an in-house sales force to market to wholesale and retail accounts. We are planning a significant expansion of our in-house sales team starting in the second quarter of 2018. The in-house sales team, which will be based out of Fort Lauderdale, Florida, will focus on marketing to wholesale and retail accounts nationwide to grow our market share in traditional retail. In addition, we will expand that portion of our sales team, which travels to major markets nationwide and focuses on direct sales to larger potential customers such as retail chain, including regional grocery stores, health food stores, and pharmacies. In addition, they will be tasked with supporting retail account sales growth using staff education and incentives, point-of-sale promotions and in-store customer samplings.

Industry-Related Trade Shows and Conventions. SanSal Wellness currently participates in major industry trade shows and conventions to develop its business to business and business to consumer sales pipelines. These include expos include Natural Food and Vitamin, Holistic Healing, Pharmacy and Medical, Chiropractic, Cannabis/Phytocannabinoid, Sports Health, Veterinarian, Pet Food and Supply, and Natural Products. The Company plans to continue and expand these sales and marketing efforts.

1 http://growwithtrellis.com/blog/the-importance-of-content-marketing-infographic/

2 https://www.tapinfluence.com/the-ultimate-influencer-marketing-guide/

3 https://www.imforza.com/blog/what-is-seo/

Medical Sales and Marketing

SanSal Wellness is completing development and expects to launch of its new line of medical products, formulated in partnership with dermatologists, internists, chiropractors and veterinarians in the second half of 2018. In order to attract medical professionals and patients alike, the new line will be marketed and sold under a stand-alone brand and will be available exclusively to medical professionals.

The marketing of the medical product line will be overseen by Nicholas DiFrancesco, who is anticipated to join the company as Vice President of Medical Sales and Marketing. Mr. DiFrancesco has successfully launched pharmaceutical and medical device products nationally and is now building a medical sales team around the medical product line. The line will only be available only through medical professionals, pharmacies, and a dedicated portion of the e-commerce website that will require a promotional code from a partner medical professional.

Government Regulation

We are subject to numerous federal, state, local, and foreign laws and regulations, including those relating to:

●	The production of our products;

●	Environmental protection;

●	Interstate commerce and taxation; and

●	Workplace and safety conditions, minimum wage and other labor requirements.

The federal Agricultural Act of 2014, along with the corresponding Consolidated Appropriations Act of 2016 provisions (as extended by resolution into 2018) and Colorado’s Industrial Hemp Regulatory Program, provide for the cultivation of industrial hemp for purposes of research as part of agricultural pilot programs adopted by individual states, including Colorado (pursuant to which we operate). However, there can be no assurance that new legislation or regulations may be introduced at either the federal and/or state level which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products. New legislation or regulations may require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials and it is possible that the costs of complying with these new regulatory requirements could be material.

The U.S. Food and Drug Administration (the “FDA”), Federal Trade Commission (the “FTC”) and their state-level equivalents, possess broad authority to enforce the provisions of federal and state law, respectively, applicable to consumer products and safeguards as such relate to foods, dietary supplements and cosmetics, including powers to issue a public warning or notice of violation letter to a Company, publicize information about illegal products, detain products intended for import or export (in conjunction with U.S. Customs and Boarder Protection) or otherwise deemed illegal, request a recall of illegal products from the market, and request the Department of Justice, or the state-level equivalent, to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. or respective state courts. The initiation of any regulatory action towards industrial hemp or hemp derivatives by the FDA, FTC or any other related federal or state agency, would result in greater legal cost to SanSal Wellness, may result in substantial financial penalties and enjoinment from certain business-related activities, and if such actions were publicly reported, they may have a materially adverse effect on the Company, its business and its results of operations.

Competition

The industrial hemp cultivation and derivative products industry is relatively new and evolving. While we believe that the industry is fragmented at the present time, there are numerous competitors, including Green Roads, diamond CBD, Folium Biosciences, CBD Rx. St. Mary’s Nutritional and CV Sciences, some of whom may be larger and have a longer operating history and greater financial resources than does the Company. Moreover, we may also face competition with larger firms in consumer products manufacturing and distribution industry, who elect to enter the market given the relatively low barriers to entry. SanSal Wellness believes that it competes effectively with its competitors because of its vertical integration through the cultivation, extraction, formulation, manufacturing and distribution processes, the quality of its products and customer service. However, no assurance can be given that SanSal Wellness will effectively compete with its existing or future competitors.

Employees

As of the date of this report, we have 23 full-time employees including our executive officers, with the Company employing up to an additional 25-30 employees during the outdoor harvest season.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

The Company owns its 140-acre cultivation and production facility located at 8648 Lake Davis Road, Pueblo, Colorado. The Company’s executive offices are currently located in the offices of its Vice President, Jaitegh Singh, at 6610 North University Drive #220, Fort Lauderdale, FL 33321, which it uses on rent-free basis.

Item 3. Legal Proceedings.

Currently there are no legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on the OTCPink tier of the over-the-counter market operated by OTC Markets Group, Inc. from October 2, 2017, until February 12, 2018, when it commenced trading on the OTCQB tier of the over-the-counter market under the symbol “SSWH”. Such market is extremely limited. We can provide no assurance that our shares of common stock will be continued to be traded on the OTCQB or another exchange, or if traded, that the current public market will be sustainable.

The following table sets forth the range of high and low bid quotations, obtained from OTC Markets Group, Inc., for the fourth quarter of 2017 (commencing October 2, 2017) for our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
Fourth Quarter 2017, commencing October 2, 2017	$ 1.33	$ 0.50

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of our Common Stock

As of the date of this report, we had 60,029,000 shares of common stock issued and outstanding and 64 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of the date of this report, they held 3,020,450 shares of common stock for these shareholders. Accordingly, we believe that SanSal Wellness has signficantly in excess of 64 beneficial shareholders as of such date

Dividends

The payment by us of dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,200,000 shares(1)	$0.0833	4,300,000 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	3,200,000 shares (1)	$0.0833	4,300,000 shares (1)

(1)	Represents shares of common stock underlying options granted or reserved for issuance under our 2017 Incentive Stock Plan.

Recent Sales of Unregistered Securities

Effective between November 27, 2017 and January 17, 2018, we sold 414,000 “restricted” shares of our common stock at a purchase price of $0.50 per share to five “accredited investors” in a private offering (the “Private Offering”). The proceeds from the sale of the shares in the Private Offering, net of a $3,336 placement fee paid to a single foreign broker-dealer, are being used for working capital and other general corporate purposes.

Effective March 12, 2018, we issued 50,000 “restricted shares” of our common stock to a media marketing company for services rendered valued at $20,500.

The shares of our common stock issued in the Private Offering and to the media marketing consultant were issued and sold pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and in the case of the shares issued in the Private Offering, Regulation D thereunder.

Item 6.   Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenues. We had net sales for the year ended December 31, 2017 of $1,114,674, as compared to $76,232 for the year ended December 31,2016, giving effect to the commencement of commercial production and sale of SanSal Wellness’ hemp extract products in 2017, as opposed to only limited trial marketing having taken place in 2016. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own product lines. The majority of sales come from one customer, which may pose a business risk.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. In both 2017 and 2016, the Company experienced large plant losses due to weather and unnatural circumstances, resulting in higher costs of raw material. Reflecting the foregoing, cost of sales was $923,260 in 2017, as compared to $521,500 in 2016, which resulted in gross profit of $191,414 for the year ended December 31, 2017, as compared to loss $(445,268) for the year ended December 31, 2016.

Expenses. Selling, general and administrative expenses increased substantially to $1,524,308 for the year ended December 31, 2017, from $984,140 for the year ended December 31, 2016, reflecting SanSal Wellness’ increased level of operations in 2017. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses. During 2017, we also incurred merger expenses of $260,750 related to the SanSal Acquisition and our becoming a public company, as compared to $-0- in 2016.

Interest expense for the year ended December 31, 2017 was $41,773, reflecting increased outstanding debt, $16,230 of which was attributable to loans from principal shareholders, as compared to $28,717 for the year ended December 31, 2016.

In 2017 we also recognized a $815,180 loss on disposal of capital lease equipment that was not functioning properly and was repossessed. The Company has not formally been released from the related liability of $538,254 and is currently in negotiations with the lessor.

As a result of the increase in operating and other expenses incurred during the year ended December 31, 2017, offset by revenues in sales less cost of goods sold, net loss for the year ended December 31 2017, increased to $(2,454,008) or $(.04) per share based on 58,677,212 weighted average shares outstanding from $(1,458,125) or $(.02) per share based on 58,500,000 weighted average shares outstanding in 2016.

Liquidity and Capital Resources

As of December 31, 2017, total assets were $5,210,740, as compared to $4,924,643 on December 31, 2016, with the increase in large part resulting from an increase in inventories to $1,428,758 at December 31, 2017, from $546,623 at December 31, 2016, as the Company produced extract products from its initial industrial hemp harvest.

Total current liabilities as of December 31, 2017, were $2,002,487, as compared to $449,008 at December 31, 2016. The increase in the foregoing was in large part due to the issuance during 2017 of $1,030,000 in principal amount of notes to shareholders, including Erduis Sanabria, our Executive Vice President and a director, to evidence working capital loans made by them to the Company (the “Shareholder Notes”). Interest on the Shareholder Notes accrues at rates of between 2% and 3% per annum and is payable, together with the principal amount of the Shareholder Notes at maturity, which is currently July 31, 2018.

Net cash used in operating activities declined slightly to $1,872,823 for the year ended December 31, 2017, as compared to $1,876,325 for the same period in 2016.

Net cash used in investing activities declined to $447,066 for the year ended December 31, 2017, from $2,341,866 for 2016, reflecting a significant decrease in cash used for the purchase of property and equipment from 2016 to 2017.

Net cash provided by financing activities in the 2017 period was $2,252,101 reflecting in large part the proceeds from the issuance of the Shareholder Notes and private offerings of equity in the Company during 2017, as compared to $4,295,994 in the 2016 period, reflecting in large part the receipt of proceeds of capital contributions during 2016.

Our primary sources of capital to develop and implement our business plan was been from private offerings of our equity securities and loans from shareholders evidenced by the Shareholder Notes and capital contributions prior to the merger. Prior to the merger referred to in Note 1, the members of the Company made capital contributions in aggregate of $4,676,866 and $575,195 during the years ended December 31, 2016 and 2017, respectively. There were also distributions to members of $88,982 and $59,825 during the years ended December 31, 2016 and 2017, respectively.

The Company believes that it will require additional financing to achieve profitability. The Company intends to seek such financing through additional private offerings of its common stock. The Company does not intend to accept any further loans from shareholders. Further, our independent auditors report for the year ended December 31, 2017 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue a growing concern. While we believe additional financing will be available to us, there can be no assurance that equity financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

Critical Accounting Policies

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

Property, Plant and Equipment

Purchase of property, plant and equipment are recorded at cost.  Improvements and replacements of property, plant and equipment are capitalized.  Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred.  When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the Statements of Operations. Depreciation is provided over the estimated economic useful lives of each class of assets and is computed using the straight-line method

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment and the useful lives of intangible assets.

Income Taxes

The Company was a limited liability company for income tax purposes until September 27, 2017, when the transaction discussed in “Nature of Business” under Note 1 to the Company’s consolidated financial statements included in Item 8 of this report, occurred.  In lieu of corporate income taxes, the owners were taxed on their proportionate shares of the Company’s taxable income.  Accordingly, no liability for federal or state income taxes and no provision for federal or state income taxes have been included in the financial statements up to that date.

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Effective September 27, 2017 the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities.  The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates.  The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2017 and 2016.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8.    Financial Statements and Supplementary Data.

See the Index to the Financial Statements beginning on page F-1 below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)	Termination of Saturna Group Chartered Professional Accountants LLP

(i)                   Effective November 8, 2017, we terminated Saturna Group Chartered Professional Accountants LLP (“Saturna Group”), as our independent registered public accounting firm. The decision to terminate Saturna Group was unanimously approved by the board of directors of SanSal Wellness on November 8, 2017.

(ii)                 The report of Saturna Group for the fiscal years ended January31, 2017 and January 31, 2016, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports on the Company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about its ability to continue as a going concern.

(iii)                During the fiscal years ended January 31, 2017 and January 31, 2016, and the subsequent period through the date of termination (A) there have been no disagreements with Saturna Group, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Saturna Group, would have caused Saturna Group, to make reference to the subject matter of the disagreement in connection with their respective reports; (B) no such disagreement was discussed with the Company’s board of directors or any committee of the board of directors of the Company; and (C) there have been no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

(b)	Engagement of Paritz & Company, P.A.

(i)                   Effective November 8, 2017, SanSal Wellness engaged Paritz & Company, P.A. (“Paritz”) as our independent public registered accounting firm. The engagement of Paritz was approved by the Company’s board of directors on November 8, 2017.

(ii)                  During the Company’s two most recent fiscal years and any subsequent interim period prior to Paritz’s engagement as the Company’s new independent registered public accounting firm, the Company did not consult with Paritz regarding either (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (B) any matter that was either the subject of a disagreement as defined in Item 304 of Regulation S-K or a “reportable event” as such term is described in Item 304(a)(1)(v) of Regulation S-K.

 Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer, who currently serves as our principal executive, financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer has concluded that as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

(a) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Our Chief Executive Officer evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(b) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our Chief Executive Officer evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held

Alexander M. Salgado	51	Chief Executive Officer

Erduis Sanabria	45	Executive Vice President

Riana Meyer	48	Vice President of Operations

Derek Thomas	32	Vice President of Business Development

Jaitegh Singh	29	Vice President and Secretary

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Alexander M. Salgado co-founded SanSal Wellness and his served as its Chief Executive Officer since its inception in January 2015.  From 2013 to 2015, Mr. Salgado was the Chief Operating Officer of IXE Agro USA LLC, a division of a multi-national conglomerate of firms involved in the agricultural industry focused on the growing, marketing, shipping and selling of fresh produce throughout the Americas. From 2006 to 2013, Mr. Salgado was the President of Protex Investment Group LLC from 2006 to 2013, a real estate acquisition and management consultation company. Since 2000, Mr. Salgado, a board licensed Certified Public Accountant has also served as President of Alexander M. Salgado, CPA, PA, an accounting, tax and consulting firm located in Miami, Florida. Mr. Salgado holds a Bachelor’s degree in Accounting from Florida International University.

Erduis Sanabria co-founded SanSal Wellness and has served as its Executive Vice President since its inception in January 2015.  From December 2012 to August 2014, Mr. Sanabria served as the Managing Member of Pam Exchange Recycling, LLC, a company he co-founded engaged in the business of recycling aluminum products in the Dominican Republic.  During that same period, Mr. Sanabria served as Manager of Pam Exchange, LLC, a South Florida based diamond and watch trading company he founded in May 2010.

Rianna Meyer joined the Company in August 2015, and became Vice President of Operations on November 20, 2017. As an original team member of the Company, she has overseen the successful establishment and growth of SanSal’s operations and employee team. Ms. Meyer’s daily operations responsibilities include overseeing the cultivation team, laboratory technicians, and overall production of SanSal’s products.   Prior to joining the Company, she was the principal of her own consulting firm from 2014 to 2015, focused on assisting cannabis licensees in Colorado with compliance and other industry related matters. Prior to joining the legal cannabis industry, Ms Meyer supported the National Science Foundation as a Fire Captain for the Antarctica Program. Ms. Meyer also served in the United States Air Force.

Derek Thomas joined the Company on December 6, 2017 as its Vice President of Business Development. Mr. Thomas is a business development, branding, and communications strategist who is focused on helping companies grow their brands and tell their compelling stories. From 2014 until joining the Company, he worked as an independent consultant with various startups to evolve the dialogue taking place between consumers and brands, particularly in the cannabis industry, including the Hemp Blue and Technical420 brands. Mr. Thomas previously spent several years working in hospitality for multimillion dollar brands. From 2012 to 2014, Mr. Thomas was the Director of International Business Development of Life In Color, a wholly owned subsidiary of LiveStyle Inc., the largest global producer of live events and digital entertainment content focused on electronic music culture (EMC) and other world-class festivals. From 2010 to 2012, Mr. Thomas managed operations, private rentals and special events as a General Manager with sbe Group, operator of the luxury SLS Hotels in Miami, Beverly Hills, South Beach, and Las Vegas.

Jaitegh Singh, became the Company’s Chief Executive Officer, Chief Financial Officer and sole director on June 5, 2017 and served in those positions until completion of the SanSal Acquisition on September 27, 2017, at which time he stepped down from those positions and assumed the positions of the Company’s Vice President and Secretary. Mr. Singh has been a practicing attorney in South Florida since November 2012, focusing on bankruptcy and creditors’ rights matters as a partner in the Fort Lauderdale, Florida firm of Singh Law, P.A. During that same period, he also served as Chief Executive Officer of Bankruptcy Court Secrets Corp., a Fort Lauderdale based company which operates an independent educational platform for every day real estate investors to learn how to buy real estate through the bankruptcy court process. From June 2014 to May 2015, Mr. Singh also served as President and Chief Executive Officer of High Desert Assets, Inc., a Scottsdale, Arizona based publicly-held company whose shares are traded on the over-the-counter market, which provides consulting services to the legal medical and recreational marijuana industry in Colorado and Arizona. Mr. Singh holds a J.D. degree from the Shepard Broad Law Center of Nova Southeastern University.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Director Independence

At present, neither of our directors is “independent” as defined under Rule 10A-3(b)(1) under the Exchange Act, although we intend to seek additional qualified individuals who would be so categorized to join our board.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee. We plan to establish such committees in the near future, all the members of which will be “independent” directors.

Code of Ethics

We have adopted a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, or persons performing similar functions.

Board of Directors Role in Risk Oversight

Members of the board of directors have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each of our executive officers for the years ended December 31, 2017 and December 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander M. Salgado, Chief Executive	2017	150,000	0	0	1,000,000	76,155	0	0		226,153
Officer(1)	2016	—	0	0	0	0	0	0		0

Erduis Sanabria, Executive Vice President	2017	150,000	0	0	1,000,000	76,155	0	0		226,153
Officer (2)	2016	—	0	0	0	0	0	0		0

Rianna Meyer, Vice President of Operations (3)	2017	75,000	0	0	500,000	11,423	0	0		86,423
	2016	70,000	0	0	0	0	0	0		70,000

Derek Thomas, Vice President of Business	2017	8,331	0	0	0	0	0	0		8,331
Development (4)

Jaitegh Singh, Vice President and Secretary (5)
	2017	0	0	0	0	0	0	0		0

(1) Mr. Salgado was granted an option for 1,000,000 shares on September 27, 2017, all vested immediately.

(2) Mr. Sanabria was granted an option for 1,000,000 shares on September 27, 2017, all vested immediately.

(3) Ms. Meyer was granted an option for 500,000 shares on September 27, 2017, which vests in three equal annual installments on September 27, 2018, 2019 and 2020, subject to her continued employment with the Company.

(4) Mr. Thomas joined the Company in December 2017.

Employment Agreements

At Closing of the SanSal Acquisition on September 27, 2017, the Company entered into employment agreements with each of Messrs. Salgado and Sanabria. Each employment agreement provides for a three-year rolling term, base salary of $150,000, increasing to $250,000 on April 1, 2018 and a grant of 1,000,000 vested options under the Company’s 2017 Stock Incentive Plan. The options are exercisable at any time during the ten (10) year period commencing on the date of grant, at an exercise price of $0.0833 per share and are otherwise subject to the terms of the 2017 Stock Incentive Plan. The employment agreements also contain customary confidentiality, non-competition and change in control provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2017, the end of our last completed fiscal year.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not vested	Market value of shares of stock that have not vested

Alexander M. Salgado	1,000,000	1,000,000	$0.0833	September 27, 2027	0	$0

Erduis Sanabria	1,000,000	1,000,000	$0.0833	September 27, 2027	0	$0
Rianna Meyer	500,000	500,000	$0.0833	September 27, 2027	500,000	$345,000

Derek Thomas	-0-	-0-	n/a	n/a	n/a	n/a

Compensation of Directors

We currently do not have any non-employee directors. Accordingly, for the year ended December 31, 2017, our last completed fiscal year, neither of our directors were compensated for their services as such. When we do secure the services of non-employee directors, we will seek to compensate them with equity awards under out 2017 incentive stock plan, cash fees or a combination of the foregoing.

2017 Incentive Stock Plan

Our 2017 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2017 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2017 Incentive Stock Plan is administered by the compensation committee, or alternatively, if there is no compensation committee, the board of directors. 7,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2017 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, commencing January 1, 2019, so that the number of shares covered by the 2017 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock as of that measurement date. As of the date of this report, the Company has granted options to purchase 3,200,000 shares under the 2017 Incentive Stock Plan, exercisable at prices ranging from of $0.833 to $0.41 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this report, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group.  Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 6610 North University Drive #220, Fort Lauderdale, FL 33321.

Names and addresses of beneficial owners	Number of shares of common stock*	Percentage of class (%)*

Directors and executive officers:

Alexander M. Salgado (1)	21,994,150	36.1%

Erduis Sanabria (2)	21,994,150	36.1%

Riana Meyer	0	-0-

Derek Thomas	0	-0-

Jaitegh Singh	0	-0-

All directors and executive officers as a group (five persons) (3)	28,674,500	46.3%

Other 5% or greater shareholders:

7 Mile Investments, LLC 7244 SW 42nd Terrace Miami, FL 33155	4,680,000	7.8%

Veliz Investments Group, LLC 9026 NW 176th Lane Miami, FL 33018	3,510,000	5.9%

Edi Israelov 336 W 47th Street Miami Beach, FL 33140	3,276,000	5.5%

*	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this prospectus.

(1)	Includes (a) 5,680,350 shares owned of record by Mr. Salgado; (b) 1,000,000 shares underlying presently exercisable options held by Mr. Salgado; and (c) 15,313,800 shares held by other shareholders who were former Members of 271, which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) pursuant to a five-year voting agreement entered into among Messrs. Salgado, Sanabria and such other shareholders at Closing of the SanSal Acquisition on September 37, 2017 (the “Voting Agreement”).

(2)	Includes (a) 5,680,350 shares owned of record by Mr. Sanabria; (b) 1,000,000 shares underlying presently exercisable options held by Mr. Sanabria; and (c) 15,313,800 shares held by other shareholders who were former Members of 271, which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) pursuant to the Voting Agreement.

(3)	Includes (a) 5,680,350 shares owned of record by each of Messrs. Salgado and Sanabria; (b) 1,000,000 shares underlying presently exercisable options held by each of Messrs. Salgado and Sanabria; and (c) 15,313,800 shares held by other shareholders who were former Members of 271, which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) pursuant to the Voting Agreement.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,200,000 shares (1)	$0.0833	4,300,000 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	4,300,000 shares
Total	3,200,000 shares (1)	$0.0833	shares (1)

(1)	Represents shares of common stock underlying options granted or reserved for issuance under our 2017 Incentive Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Voting Agreement

At Closing of the SanSal Acquisition, on September 27, 2017, shareholders holding 26,674,500 shares of our common stock, who were former Members of 271, including Messrs. Salgado and Sanabria, entered into the Voting Agreement, pursuant to which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) such shares for a five-year period.

Shareholder Notes

During 2017, shareholders, including Erduis Sanabria, our Executive Vice President and a director, lent the Company $1,030,000 (including $281,095 lent by Mr. Sanabria), to meet working capital needs, which loans are evidenced by the Shareholder Notes.. Interest on the Shareholder Notes accrues at rates of between 2% and 3% per annum and is payable, together with the principal amount of the Shareholder Notes at maturity, which is currently July 31, 2018.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant shareholders.  However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Item 14.  Principal Accounting Fees and Services.

Paritz & Company, P. A. (“Paritz”) is our current independent registered public accounting firm.

Audit Fees

Aggregate audit fees billed by Paritz for the years ended December 31, 2017 and December 31, 2016 were $35,000 and $0, respectively.

Audit-Related Fees

There were no audit-related fees billed by Paritz for the years ended December 31, 2017 and December 31, 2016.

Tax Fees

There were no tax fees billed by Paritz for the years ended December 31, 2017 and 2016.

Pre-Approval Policy

We do not currently have a standing audit committee. Provision of the above services was approved by our board of directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and December 31, 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and December 31, 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and December 31, 2016

Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(2)

10.1	Securities Exchange Agreement(3)

10.2	Employment Agreement with Alexander M. Salgado(3)*

10.3	Employment Agreement with Erduis Sanabria(3)*

10.4	2017 Stock Incentive Plan(3)*

10.5	Voting Agreement(3)*

10.6	Code of Ethics(4)

21.1	Subsidiaries of Registrant(4)

31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer(4)

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer(4)

(1) (2)

Filed as an exhibit to the registrant’s Current Report on Form 8-K dated November 13, 2017 and incorporated herein by reference

Filed as an exhibit the registrant’s Registration Statement on Form S-1 (File No. 333-210190) and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated November 13, 2017 and incorporated herein by reference

(4)	Filed herewith.

*Management compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANSAL WELLNESS HOLDINGS, INC.

Dated: April 23, 2018	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alexander M. Salgado	Chief Executive Officer and Director	April 23, 2018
Alexander M. Salgado	(Principal Executive, Financial and Accounting Officer)

/s/ Erduis Sanabria	Executive Vice President and Director	April 23, 2018
Erduis Sanabria

SANSAL WELLNESS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SanSal Wellness Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SanSal Wellness Holdings, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operation, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10 to the consolidated financial statements, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2017, the Company had an accumulated deficit of $4,091,017, a net loss of $2,454,008, and a working capital deficit of $423,931.These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2017.

Hackensack, New Jersey
April 23, 2018

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
ASSETS	2017	2016
CURRENT ASSETS
Cash and Cash Equivalents	$27,803	$95,591
Inventories	1,428,758	546,623
Accounts Receivable	79,901	-
Prepaid Expenses	42,094	-
Total Current Assets	$1,578,556	$642,214

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $306,038 and $73,318, respectively	$3,609,184	$4,282,429

Deposits	$23,000	$-

TOTAL ASSETS	$5,210,740	$4,924,643

See Accompanying Notes to Consolidated Financial Statements

	December 31,
	2017	2016
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$245,082	$51,652
Accrued Expenses	159,904	6,756
Accrued Interest - Related Parties	16,230	-
Notes Payable - Related Parties	1,030,080	-
Current Portion of Long Term Debt	551,191	390,600
Total Current Liabilities	$2,002,487	$449,008

LONG-TERM DEBT	$99,966	$323,406
Total Liabilities	$2,102,453	$772,414

SHAREHOLDERS' EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 59,895,000 and 58,500,000 shares issued and outstanding at December 31, 2017 and 2016 respectively	$59,895	$58,500
Additional Paid in Capital	7,139,409	5,730,738
Accumulated Deficit	(4,091,017)	(1,637,009)
Total Shareholders' Equity	$3,108,287	$4,152,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,210,740	$4,924,643

See Accompanying Notes to Consolidated Financial Statements

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

Sales	$1,114,674	$76,232

Cost of sales	720,340	42,793
Plant Inventory Write-off	202,920	478,707
	$923,260	$521,500

Gross profit (loss)	$191,414	$(445,268)

Operating Expenses
Selling, General and Administrative	1,524,308	984,140
Total Operating Expenses	$1,524,308	$984,140
Operating loss	$(1,332,894)	$(1,429,408)

Other Expense
Merger Expenses	$260,750	$-
Loss on Disposal of Property and Equipment	818,591	-
Interest Expense - Related Party	16,230	-
Interest Expense - Other	25,543	28,717
Total Other Income	1,121,114	28,717

Loss before Provision for Income Taxes	$(2,454,008)	$(1,458,125)

Income Tax Provision	-	-

NET LOSS	$(2,454,008)	$(1,458,125)

Net Loss per Share	$(0.04)	$(0.02)

Weighted Average Shares Outstanding	58,677,212	58,500,000

See Accompanying Notes to Consolidated Financial Statements

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, December 31, 2015	58,500,000	$58,500	$1,142,854	$(178,884)	$1,022,470

Contribution from Shareholders		-	4,676,866	-	4,676,866

Distributions to Shareholders			(88,982)		(88,982)

Net Loss	-	-	-	(1,458,125)	(1,458,125)

Balance, December 31, 2016	58,500,000	$58,500	$5,730,738	$(1,637,009)	$4,152,229

Contribution from Shareholders	-	-	575,195	-	575,195

Distributions to Shareholders			(59,825)		(59,825)

Issuance of Common Stock for Cash	1,395,000	1,395	699,105		700,500

Stock-based Compensation	-	-	194,196	-	194,196

Net Loss	-	-	-	(2,454,008)	(2,454,008)

Balance, December 31, 2017	59,895,000	$59,895	$7,139,409	$(4,091,017)	$3,108,287

See Accompanying Notes to Consolidated Financial Statements

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,454,008)	$(1,458,125)
Adjustments to Reconcile Net Loss to Net Cash Used Operating Activities
Depreciation	232,720	71,973
Stock-based Compensation	194,196	-
Loss on Disposal of Property and Equipment	818,591	-
Changes in Operating Assets and Liabilities
Inventories	(882,135)	(539,123)
Prepaid Expenses	(42,094)	19,846
Accounts Receivable	(79,901)	3,250
Deposits	(23,000)	-
Accrued Interest - Shareholders	16,230	-
Accrued Expenses	153,148	6,756
Accounts Payable	193,430	19,098
NET CASH USED IN OPERATING ACTIVITIES	(1,872,823)	(1,876,325)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment	(447,066)	(2,341,866)
NET CASH USED IN INVESTING ACTIVITIES	(447,066)	(2,341,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Capital Lease	-	(276,926)
Payments on Long-term Debt	(12,246)	(14,964)
Distributions to Shareholders	(41,428)	(88,982)
Proceeds from Note Payable Shareholders	1,030,080	-
Capital Contribution from Shareholders	575,195	4,676,866
Proceeds from Issuance of Common Stock	700,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,252,101	4,295,994
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,788)	77,803
CASH AND CASH EQUIVALENTS - Beginning of Year	95,591	17,788
CASH AND CASH EQUIVALENTS - End of Year	$27,803	$95,591

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$7,176	$28,717
Cash Paid for Income Taxes	$-	$-
Non-Cash Operating Activities
Acquisition Propoerty and Equipment for a Capital Lease	$-	$599,574
Non-Cash Financing Activities
Distribution of Land Held for Investment	$18,397	$-

See Accompanying Notes to Consolidated Financial Statements

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1:     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SanSal Wellness Holdings Inc. (the “Company”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.” The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp pursuant to Federal law on its farm.

Effective September 27, 2017, the Company acquired 100% of the issued and outstanding limited liability company membership interests of 271 Lake Davis Holdings LLC dba SanSal Wellness (“271 Lake Davis”) in exchange for 46,800,000 (7,800,000 pre-split) restricted shares of the Company’s common stock, which represented 100% of 271 Lake Davis’s total membership interests outstanding immediately following the closing of the transaction. The transaction has been accounted for as a reverse merger, whereby 271 Lake Davis is the accounting survivor and the historical financial statements presented are those of 271 Lake Davis.

Sansal, LLC was a wholly owned subsidiary that was merged into 271 Lake Davis Holdings, LLC in January 2016.

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

NOTE 1:     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

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

NOTE 1:     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist of growing and processed plants and oils and are valued at the lower of cost or net realizable value. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories in hand, estimated time to sell such inventories and current market conditions. Write-offs for inventory obsolescence are recorded when, in the opinion of management, the value of specific inventory items has been impaired.

Property, Plant and Equipment

Purchase of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the Statements of Operations. Depreciation is provided over the estimated economic useful lives of each class of assets and is computed using the straight-line method.

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at December 31, 2017 and 2016.

Compensation and Benefits

The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, “Measurement Objective – Fair Value at Grant Date,” the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share- based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

NOTE 1:     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and is recognized as expense over the service period.

Income Taxes

The Company was a Limited Liability Company (“LLC”) for income tax purposes until September 27, 2017 when the transaction referred to in Note 1 discussed in the “Nature of Business” occurred. In lieu of corporate income taxes, the owners were taxed on their proportionate shares of the Company’s taxable income. Accordingly, no liability for federal or state income taxes and no provision for federal or state income taxes have been included in the financial statements up to that date.

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Effective September 27, 2017 the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2017 and 2016.

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

The consolidated financial statements shall include disclosures of related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity is expected to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. ASU 2014-09, as deferred one year by ASU 2015-14, will be effective for annual reporting periods beginning after December 15, 2018 using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the financial statements.

NOTE 1:     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. This ASU will be effective for the Company for fiscal years beginning after December 15, 2016. The Company has adopted ASU 2015-11 and it did not have a material effect on its financial statements.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This Accounting Standards Update simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. Accounting Standards Update 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2017. The Company early adopted this standard on a retrospective basis all deferred income tax assets and liabilities have been presented as noncurrent.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued ASU 2016-02 to increase transparency and comparability among Companies by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating the standard.

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.

NOTE 2:     INVENTORIES

At December 31, 2017 and 2016 inventory consists of:

	2017	2016
Inventory

Work In Progress	$1,370,148	$546,623
Finished Goods	44,802	-
Other	13,808	-

Inventory	$1,428,758	$546,623

During the years ending December 31, 2017 and 2016, the Company realized a loss from destruction of plants in the amounts of $202,920 and $478,707, respectively.

During the years ending December 31, 2017 and 2016, the Company recorded work in process inventory net of $33,000 and $60,000 reserves, respectively.

NOTE 3:     PROPERTY AND EQUIPMENT

	Life	December 31, 2017	December 31, 2016
PROPERTY AND EQUIPMENT
Land and Land Improvements	-	$398,126	$433,825
Building and Improvements	39	1,443,182	1,427,130
Greenhouse	39	693,987	691,456
Fencing and Irrigation	15	185,895	160,903
Machinery and Equipment	7	941,702	585,180
Furniture and Fixtures	7	216,116	204,893
Computer Equipment	5	20,053	21,019
Truck	5	16,161	16,161
Capital Lease Asset - not in service	-	-	815,180
		$3,915,222	$4,355,747
Less Accumulated Depreciation		(306,038)	(73,318)
Property and Equipment		$3,609,184	$4,282,429

Total depreciation expense was $232,720 and $71,973 for the years ended December 31, 2017 and 2016, respectively.

In August 2016 the company entered into a capital lease for the purchase of equipment. In January 2017, the lessor repossessed the equipment and the Company recorded a loss of $815,180 on the disposal of the equipment.

NOTE 4: LONG-TERM DEBT

Long-term debt consisted of the following:

	2017	2016

Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$112,903	$125,149

Mortgage Payable which requires monthly payments of $466 including interest at 6.00% per annum. The loan is secured by specific assets of the Company. In February 2017, the Company distributed the land to on one of the members.	-	50,603

Capital Lease Payable which requires monthly payments of $32,850 until May 2018, when the Company may purchase the equipment for $1. The Company made no payments since August 2016 and is currently in default with the lessor. (See Note 3)	538,254	538,254

	651,157	714,006
Less Current Portion	(551,191)	(390,600)
Long-Term Debt - net of current portion	$99,966	$323,406

Future principal payments for the next 5 years are as follows for the years ended December 31:

2018	$551,191
2019	13,735
2020	86,231
$651,157

NOTE 5: STOCK-BASED COMPENSATION

The Company approved their 2017 Incentive Stock Plan on September 27, 2017 (the “Incentive Plan”) which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 7.5 million shares. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined by the Board of Directors or any of the Committees appointed under the Incentive Plan at the time of grant.

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

Stock-based compensation expense was as follows:

	Year Ended December 31:
	2017	2016
Non-Qualified Stock Options - Immediate	$194,196	$-
Incentive Stock Options - Time Bases	-	-
Total Stock-based Compensation Expense	$194,196	$-

Stock option activity was as follows in the years ended December 31, 2017 and 2016:

	Stock Options	Weighted- Average Exercise	Weighted- Average Remaining
Outstanding at December 31, 2016	-
Granted	3,199,890	$0.083	10 Years
Exercised	-
Forfeited/Canceled	-
Outstanding at December 31, 2017	3,199,890	$0.083	9.75 Years

Vested at December 31, 2017	2,550,000	$0.083	9.75 Years
Exercisable at December 31, 2017	2,550,000	$0.083	9.75 Years

NOTE 5: STOCK BASED COMPENSATION (CONTINUED)

The Company estimated the fair value of each stock option on the date of grant using the Black Scholes valuation model with the following assumptions:

Valuation Assumptions
Risk-free interest rate	2.14% – 2.31%
Expected dividend yield	0%
Expected stock price volatility	105%
Expected life of stock options (in years)	10

NOTE 6: OPERATING LEASES

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $48,896 and $61,638 for the years ended December 31, 2017 and 2016, respectively.

On July 12, 2016, the Company entered an agreement to lease office space for a sales office for a term of 15 months expiring on October 31, 2017. The agreement required monthly lease payments of $4,078 and included three free months of rent. This lease was not renewed.

On November 9, 2016, the Company entered an agreement to lease office space for a sales office for a term of 7 months expiring on May 31, 2017. The lease required monthly lease payments of $704 and was not renewed.

As of December 31, 2017, operating leases have no minimum rental commitments.

NOTE 7: COMMON STOCK

Effective September 27, 2017, the Company acquired 100% of the issued and outstanding limited liability company membership interests of 271 Lake Davis Holdings LLC dba SanSal Wellness (“271 Lake Davis”) in exchange for 46,800,000 (7,800,000 pre-split) restricted shares of the Company’s common stock.

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

In September 2017, the Company issued 340,000 shares of common stock for proceeds of $170,000.

In October 2017, the Company issued 100,000 shares of common stock for proceeds of $50,000.

In November 2017, the Company issued 605,000 shares of common stock for proceeds of $302,500.

In December 2017, the Company issued 350,000 shares of common stock for proceeds of $178,000.

Prior to the merger referred to in Note 1, the members of the Company made capital contributions in aggregate of $4,676,866 and $575,195 during the years ended December 31, 2016 and 2017, respectively. There were also distributions to members of $88,982 and $59,825 during the years ended December 31, 2016 and 2017, respectively.

NOTE 8: INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended December 31,
	2017	2016
Federal Taxes (credits) at statutory rates	$(518,000)	$-
Permanent differences	-	-
State and local taxes, net of Federal benefit	$(69,000)	-
Change in valuation allowance	587,000	-
	$-	$-

Components of deferred tax assets are as follows:
	2017	2016
Deferred Tax Assets;		$-
Net Operating Loss Carryforwards	$397,000	-
Total Deferred Tax Assets	397,000	-
Valuation Allowance	(162,000)	-

Total Deferred Tax Assets net of Valuation Allowance	$235,000	$-
Deferred Tax Liabilities;	-	-
Depreciation and Amortization	235,000	-
Total Deferred Tax Liabilities	235,000	-

Net Deferred Tax Assets	$-	$-

The Company has approximately $1,480,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax liability associated with timing differences related to depreciation and amortization includes $207,000 of liability resulting from tax depreciation deducted in excess of GAAP depreciation prior to the Company becoming taxed as a C-Corporation. The Company’s deferred tax assets and liabilities have been remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $207,000 for the year ended December 31, 2017, as entire net deferred tax asset has been reduced to $0 by a valuation allowance.

NOTE 8: INCOME TAX (CONTINUED)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available as of the date of March 30, 2018, but has kept the full valuation allowance. As a result, the Company has recorded no income tax expense in the fourth quarter of 2017, the period in which the 2017 Tax Act was enacted.

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at December 31, 2017, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the Company’s 2017 federal corporate income tax return is filed in 2018.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Colorado.

The Company adopted the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company had no significant adjustments as a result of the implementation of FASB ASC 740.

NOTE 9: CONCENTRATIONS

The Company had one customer in 2017 accounting for 72% of total sales. In 2016, three customers accounted for 20%, 19%, and 17% of sales.

The Company had one customer in 2017 accounting for 79% of accounts receivable. In 2016 there were no accounts receivable concentrations.

NOTE 10: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2017, the Company had an accumulated deficit of $4,091,017, a net loss of $2,454,008, and a working capital deficit of $423,931. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

The Company is currently in the final stages of launching a new rebranded line of hemp oil and extract products as part of the Company’s increased focus on sales and marketing. The rebranded product line, including new trade name and packaging, is being developed to expand the company’s potential customer base. The newly branded products are expected to be available to consumers, retailers, and distributors in the second quarter of 2018, and will include vegan capsules, tinctures, lotions, salves, and oral syringes in various potency levels and flavors.

Currently, the Company incorporates an aggressive marketing plan to compete in the Cannabinoid industry. To become market leaders in the market, the Company will use three primary departments to market its products including: web-based marketing, traditional marketing, and medical marketing departments.

NOTE 11: RELATED PARTY

The Company paid a related party $59,260 and $0 during the years ended December 31, 2017 and 2016, respectively for legal services. As of December 31, 2017 and 2016, the Company had related party legal accruals for $93,220 and $0, respectively.

The Company entered into various note payables with shareholders of the Company between March 2017 and September 2017. The notes bear interest between 2.00% and 3.00% per annum. Principal and interest are payable in one installment due July 31, 2018. The principal balance due on these notes is $1,030,080 and $16,230 of interest is accrued as of December 31, 2017.

NOTE 12: SUBSEQUENT EVENTS

In January 2018, the Company issued 84,000 shares of common stock for proceeds of $168,000.

In March 2018, the Company issued 50,000 shares of common stock for proceeds of $100,000.