Form 10-Q
period 2018-03-31
SanSal Wellness Holdings, Inc.
filed 2018-05-22
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 21, 2018 was 60,169,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SanSal Wellness Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
ASSETS	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$—	$27,803
Inventories	1,485,234	1,428,758
Accounts Receivable	85,886	79,901
Prepaid Expenses	30,370	42,094
Total Current Assets	$1,601,490	$1,578,556

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $369,300 and $306,038, respectively	$3,545,922	$3,609,184

Deposits	$23,000	$23,000

TOTAL ASSETS	$5,170,412	$5,210,740

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$312,422	$245,082
Accrued Expenses	220,000	159,904
Accrued Interest - Related Parties	22,616	16,230
Notes Payable - Related Parties	1,059,289	1,030,080
Current Portion of Long Term Debt	548,078	551,191
Total Current Liabilities	$2,162,405	$2,002,487

LONG-TERM DEBT	$99,901	$99,966
Total Liabilities	$2,262,306	$2,102,453

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 60,169,000 and 59,895,000 shares issued and outstanding at March 31, 2018 and December 31, 2017 respectively
	$60,169	$59,895
Additional Paid in Capital	7,292,249	7,139,409
Accumulated Deficit	(4,444,312)	(4,091,017)
Total Stockholders' Equity	$2,908,106	$3,108,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,170,412	$5,210,740

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Sales	$331,416	$264,450

Cost of sales	198,003	131,190

Gross profit	$133,413	$133,260

Operating Expenses
Selling, General and Administrative	$500,945	$373,414
Total Operating Expenses	$500,945	$373,414
Operating loss	$(367,532)	$(240,154)

Other Expense (Income)
Merger Expenses	$—	$163,403
Interest Expense - Related Party	6,387	—
Interest Expense - Other	3,303	8,205
Other Income	(23,927)	—
Total Other Expense (Income)	(14,237)	171,608

Loss before Provision for Income Taxes	$(353,295)	$(411,762)

Income Tax Provision	—	—

NET LOSS	$(353,295)	$(411,762)

Net Loss per Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	60,060,978	58,500,000

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(353,295)	$(411,762)
Adjustments to Reconcile Net Loss to Net Cash Used Operating Activities
Depreciation	63,262	49,611
Stock-based Compensation	71,014	—
Loss on Disposal of Property and Equipment	—	3,411
Changes in Operating Assets and Liabilities
Inventories	(56,476)	(264,844)
Prepaid Expenses	11,724	(27,363)
Accounts Receivable	(5,985)	—
Deposits	—	(23,000)
Accrued Interest - Shareholders	6,386	6,342
Accrued Expenses	60,096	175,918
Accounts Payable	67,340	(1,530)
NET CASH USED IN OPERATING ACTIVITIES	(135,934)	(493,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$—	$(192,863)
NET CASH USED IN INVESTING ACTIVITIES	—	(192,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Long-term Debt	$(3,178)	$(2,993)
Distributions to Shareholders	—	(26,428)
Proceeds from Note Payable Stockholders	29,209	—
Capital Contribution from Shareholders	—	1,161,350
Proceeds from Issuance of Common Stock	82,100	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,131	1,131,929
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,803)	445,848
CASH AND CASH EQUIVALENTS - Beginning of Year	27,803	95,591
CASH AND CASH EQUIVALENTS - End of Period	$—	$541,439

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$1,678	$1,862
Cash Paid for Income Taxes	$—	$—
Non-Cash Financing Activities
Distribution of Land Held for Investment	$—	$18,397

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017, filed with the SEC on April 23, 2018.

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of Sansal Wellness Holdings, Inc. and 271 Lake Davis Holdings and its wholly owned subsidiary, Sansal, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment

Purchase of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the Consolidated Statements of Operations. Depreciation is provided over the estimated economic useful lives of each class of assets and is computed using the straight-line method.

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at March 31, 2018 and 2017.

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

Effective September 27, 2017 the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at March 31, 2017 and 2017.

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

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2: INVENTORIES

Inventory consists of:

	March 31,	December 31,
	2018	2017
Inventory
Work In Progress	$1,440,911	$1,370,148
Finished Goods	30,515	44,802
Other	13,808	13,808

Inventory	$1,485,234	$1,428,758

During the periods ending March 31, 2018 and December 31, 2017, the Company realized a loss from destruction of plants in the amounts of $0 and $202,920, respectively.

NOTE 3: PROPERTY AND EQUIPMENT

		March 31,	December 31,
	Life	2018	2017
PROPERTY AND EQUIPMENT
Land and Land Improvements	—	$398,126	$398,126
Building and Improvements	39	1,443,182	1,443,182
Greenhouse	39	693,987	693,987
Fencing and Irrigation	15	185,895	185,895
Machinery and Equipment	7	941,702	941,702
Furniture and Fixtures	7	216,116	216,116
Computer Equipment	5	20,053	20,053
Truck	5	16,161	16,161
Capital Lease Asset - not in service	—	—	—
		$3,915,222	$3,915,222
Less Accumulated Depreciation		(369,300)	(306,038)
Property and Equipment		$3,545,922	$3,609,184

Total depreciation expense was $63,292 and $58,180 for the three months ended March 31, 2018 and 2017, respectively.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4: LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2018	2017

Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$109,725	$112,903

Capital Lease Payable which requires monthly payments of $32,850 until May 2018, when the Company may purchase the equipment for $1. The Company made no payments since August 2016 and is currently in default with the lessor. (See Note 3)	538,254	538,254

	647,979	651,157
Less Current Portion	(548,078)	(551,191)
Long-Term Debt - net of current portion	$99,901	$99,966

Future principal payments for the next 5 years are as follows for the years ended December 31:

2018	$548,078
2019	13,735
2020	86,166
$647,979

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5: STOCK-BASED COMPENSATION

The Company approved their 2017 Incentive Stock Plan on September 27, 2017 (the "Incentive Plan") which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 7.5 million shares. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined by the Board of Directors or any of the Committees appointed under the Incentive Plan at the time of grant.

The Company's outstanding stock options have a 10-year term. Outstanding non-qualified stock options granted to employees and a consultant vested immediately. Outstanding incentive stock options issued to employees vest over a three-year period. The incentive stock options granted vest based solely upon continued employment ("time-based"). The Company's time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards where 33.3% of the award vests on each of the three anniversary dates.

Stock-based compensation expense was as follows:

	Three Months Ended March 31:
	2018	2017
Non-Qualified Stock Options - Immediate	$50,564	$—
Incentive Stock Options - Time Bases	—	—
Total Stock-based Copensation Expense	$50,564	$—

Stock option activity was as follows in the periods ended March 31, 2018 and December 31, 2017:

	Stock Options	Weighted- Average Exercise	Weighted- Average Remaining
Outstanding at Decmber 31, 2017	533,336	$0.50	10 Years
Granted	—
Exercised	—
Forfeited/Canceled	(25,000)	$0.50
Outstanding at March 31, 2018	508,336	$0.50	9.5 Years

Vested at March 31, 2018	425,001	$0.50	9.5 Years
Exercisable at March 31, 2018	425,001	$0.50	9.5 Years

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

NOTE 6: OPERATING LEASES

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $11,724 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, operating leases have no minimum rental commitments.

NOTE 7: COMMON STOCK

Effective September 27, 2017, the Company acquired 100% of the issued and outstanding limited liability company membership interests of 271 Lake Davis Holdings LLC dba SanSal Wellness (“271 Lake Davis”) in exchange for 46,800,000 (7,800,000 pre-split) restricted shares of the Company’s common stock.

On November 9, 2017, Financial Industry Regulatory Authority authorized a 6-for-1 forward split of the Company’s issued and outstanding shares of common stock in the form of a stock dividend. Accordingly, stockholders of the Company as of the record date of November 9, 2017 received five additional shares of common stock for each share then held. All relevant information relating to number of shares and per share information have been retrospectively adjusted to reflect the split for all periods presented.

In January 2018, the Company issued 84,000 shares of common stock for proceeds of $42,000.

In January 2018, the Company issued 50,000 shares of common stock for marketing services, valued at $20,500.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7: COMMON STOCK (CONTINUED)

In February 2018, the Company issued 120,000 shares of common stock for proceeds of $30,000.

In March 2018, the Company issued 20,000 shares of common stock for proceeds of $10,000.

NOTE 8: INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Three Months Ended:
	March 31,	March 31,
	2018	2017
Federal Taxes (credits) at statutory rates	$(124,000)	$(144,000)
Permanent differences	—	—
State and local taxes, net of Federal benefit	$(16,000)	$(19,000)
Change in valuation allowance	140,000	163,000
	$—	$—

Components of deferred tax assets are as follows:	March 31,	December 31,
	2018	2017
Deferred Tax Assets;
Net Operating Loss Carryforwards	$483,000	$397,000
Total Deferred Tax Assets	483,000	397,000
Valuation Allowance	(253,000)	(162,000)

Total Deferred Tax Assets net of Valuation Allowance	$230,000	$235,000
Deferred Tax Liabilities;	—	—
Depreciation and Amortization	230,000	235,000
Total Deferred Tax Liabilities	230,000	235,000

Net Deferred Tax Assets	$—	$—

The Company has approximately $1,683,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax liability associated with timing differences related to depreciation and amortization includes $202,000 of liability resulting from tax depreciation deducted in excess of GAAP depreciation prior to the Company becoming taxed as a C-Corporation.

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

The Company adopted the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company has no significant adjustments as a result of the implementation of FASB ASC 740.

NOTE 9: CONCENTRATIONS

The Company had three customers in the three months ending March 31, 2018 accounting for 57%, 20%, and 10% of total sales. For the three months ending March 31, 2017, three customers accounted for 35%, 24%, and 15% of sales.

The Company had three customers in the three months ended March 31, 2018 accounting for 35%, 24%, and 15% or accounts receivable. For the three months ended March 31, 2017, one customer accounted for 79% of accounts receivable.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended March 31, 2018, the Company had an accumulated deficit of $4,294,312, a net loss of $203,295, and a working capital deficit of $410,915. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

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

NOTE 11: RELATED PARTY

The Company incurred $39,200 and $0 of legal expenses during the three months ended March 31, 2018 and 2017, respectively for legal services. As of March 31, 2018 and December 31, 2017, the Company had related party legal accruals for $132,420 and $93,220, respectively.

The Company entered into various note payables with stockholders of the company between March 2017 and March 2018. The notes bear interest between 2.00% and 3.00% per annum. Principal and interest are payable in one installment due July 31, 2018. The principal balance due on these notes was $1,059,289 and $1,030,080 for the periods ending March 31, 2018 and December 31, 2017. Interest accrued was $22,616 and $16,230 for the periods ending March 31, 2018 and December 31, 2017, respectively.

The Company issued stock incentives to various directors and employees. Refer to Note 5 for additional details.

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

As a result of the completion of the SanSal Acquisition and management’s determination to focus the Company’s future business efforts on the SanSal Wellness business, 271 (SanSal Wellness) is deemed to be the survivor of the SanSal Acquisition for financial statement purposes. Moreover, we changed the Company’s fiscal year-end from January 31 to December 31 to coincide with 271’s fiscal year-end, effective with the fiscal year ended December 31, 2017.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenues. We had net sales for the three months ended March 31, 2018 of $331,416, as compared to $264,450 for the three months ended March 31, 2017, giving effect to the ramp up of commercial production and sale of SanSal Wellness’ hemp extract products in 2018, as opposed to the commencement of marketing having taken place in the 2017 quarter. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own product lines. The majority of sales come from one customer, which may pose a business risk.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. In the 2017 quarter the Company experienced large plant losses due to weather and unnatural circumstances, resulting in higher costs of raw material. Reflecting the foregoing, cost of sales was $198,003 for the three months ended March 31, 2018, as compared to $131,190 in the comparable quarter in 2017, which resulted in gross profit of $133,413 for the three months ended March 31, 2018, as compared to $133,260 for the three months ended March 31, 2017.

Expenses. Selling, general and administrative expenses increased slightly to $500,945 for the three months ended March 31, 2018, from $373,414 for the three months ended March 31, 2017. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

Interest expense for the three months ended March 31, 2018 was $9,690, reflecting increased outstanding debt, $6,387 of which was attributable to loans from principal shareholders, as compared to $8,205 for the three months ended March 31, 2017, none of which was attributable to loans from principal shareholders.

Merger expenses relating to the reverse merger of $163,403 were incurred during the three months ended March 31, 2017 compared to $0 in 2018. Other income was recognized in 2018 relating to accounts payable that were released.

As a result of the decrease in operating and other expenses incurred during the three months ended March 31, 2018, offset partially by lower gross margin, net loss for the three months ended March 31, 2018, decreased to $(353,295) or $(0.01) per share based on 60,060,978 weighted average shares outstanding from $(411,762) or $(0.01) per share for the three months ended March 31, 2017, based on 58,500,000 weighted average shares outstanding.

Liquidity and Capital Resources

As of March 31, 2018, total assets were $5,170,412, as compared to $5,210,740 at December 31, 2017. Assets remained consistent due to similar inventory quantities and no new capital asset additions.

Total current liabilities as of March 31, 2018 were $2,162,405, as compared to $2,002,487 at December 31, 2017, remaining consistent between periods as only minimal new debt was obtained.

Net cash used in operating activities was $135,934 for the three months ended March 31, 2018, as compared to $493,217 for the same period in 2017 as the result of stabilized inventory levels in 2018.

Net cash used in investing activities declined to $0 for the three months ended March 31, 2018, from $192,863 for the three months ended March 31, 2017, reflecting a significant decrease in cash used for the purchase of property and equipment from the 2017 quarter to the 2018 quarter.

Net cash provided by financing activities was $108,131 for the three months ended March 31, 2018, as compared to $1,131,929 for the three months ended March 31, 2017, reflecting a decrease in capital contributions from shareholders.

Our primary sources of capital to develop and implement our business plan have been the proceeds from private offerings of our equity securities of $82,050 of cash during the three months ended March 31, 2018, capital contributions made by Members prior to completion of the SanSal Acquisition ($1,161,350 during the three months ended March 31, 2017) and $1,059,289 in principal amount of loans from shareholders, including Erduis Sanabria, our Executive Vice President and a director, The shareholder loans are evidenced by promissory notes issued to the lending shareholders, which accrue interest rates between 2% and 3% per annum and are payable, together with the principal amount of the Shareholder Notes at maturity, which is currently July 31, 2018. There were also distributions to Members of $26,428 during the three months ended March 31, 2017.

The Company believes that it will require additional financing to achieve profitability. The Company intends to seek such financing through additional private offerings of its common stock. The Company does not intend to accept any further loans from shareholders. Further, our independent auditors report for the year ended December 31, 2017 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. While we believe additional financing will be available to us, there can be no assurance that equity financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

Critical Accounting Policies

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

Income Taxes

The Company was a limited liability company for income tax purposes until September 27, 2017, when the transaction discussed in “Nature of Business” under Note 1 to the Company’s consolidated financial statements included in Item 1 of this report, occurred.  In lieu of corporate income taxes, the owners were taxed on their proportionate shares of the Company’s taxable income.  Accordingly, no liability for federal or state income taxes and no provision for federal or state income taxes have been included in the financial statements up to that date.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive, financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

(a) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Our Chief Executive Officer (our principal executive, financial and accounting officer) evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(b) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our Chief Executive Officer (our principal executive, financial and accounting officer) evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, our Chief Executive Officer (our principal executive, financial and accounting officer) performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented

Our Chief Executive Officer (our principal executive, financial and accounting officer) does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

In addition to unregistered sales of equity securities reported in Item 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, during the three months ended March 31, 2018, the Company:

●        sold an aggregate of 180,000 shares at a price of $0.50 per share to a single “accredited” investor in a private transaction.

●        sold an aggregate of 120,000 shares at a price of $0.25 per share to a single “accredited” investor in a private transaction.

All of the foregoing shares were offered and sold pursuant to the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

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

SANSAL WELLNESS HOLDINGS, INC.

Dated: May 22, 2018	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)