Form 10-Q
period 2018-06-30
SanSal Wellness Holdings, Inc.
filed 2018-08-20
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Commission file number: 333-191251

SanSal Wellness Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0375676
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

 1512 E. Broward Blvd., Suite 300, Fort Lauderdale, FL 33301

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
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 17, 2018 was 60,209,008 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
ASSETS	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$9,280	$27,803
Inventories	1,631,627	1,428,758
Accounts Receivable	180,834	79,901
Prepaid Expenses	18,646	42,094
Total Current Assets	$1,840,387	$1,578,556

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $432,766 and $306,038, respectively	$3,482,456	$3,609,184

Deposits	$48,034	$23,000

TOTAL ASSETS	$5,370,877	$5,210,740

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

	June 30,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$188,197	$245,082
Accrued Expenses	221,727	159,904
Accrued Interest - Related Parties	20,028	16,230
Notes Payable - Related Parties	1,049,324	1,030,080
Current Portion of Long Term Debt	544,852	551,191
Total Current Liabilities	$2,024,128	$2,002,487

LONG-TERM DEBT	$98,820	$99,966
Total Liabilities	$2,122,948	$2,102,453

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 76,200,096 and 59,895,000 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	$76,200	$59,895
Additional Paid in Capital	8,742,109	7,139,409
Subscription Receivable	(797,934)	—
Accumulated Deficit	(4,772,446)	(4,091,017)
Total Stockholders’ Equity	$3,247,929	$3,108,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,370,877	$5,210,740

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales	$487,169	$235,855	$818,585	$500,305

Cost of sales	317,695	298,107	515,698	429,297

Gross profit	$169,474	$(62,252)	$302,887	$71,008

Operating Expenses
Selling, General and Administrative	$493,295	$193,235	$994,240	$566,649
Total Operating Expenses	$493,295	$193,235	$994,240	$566,649
Operating loss	$(323,821)	$(255,487)	$(691,353)	$(495,641)

Other Expense (Income)
Merger Expenses	$—	$52,277	$—	$215,680
Interest Expense - Related Party	1,059	—	7,446	—
Interest Expense - Other	3,254	7,002	6,557	15,207
Other Income	—	—	(23,927)	—
Total Other Expense (Income)	4,313	59,279	(9,924)	230,887

Loss before Provision for Income Taxes	$(328,134)	$(314,766)	$(681,429)	$(726,528)

Income Tax Provision	—	—	—	—

NET LOSS	$(328,134)	$(314,766)	$(681,429)	$(726,528)

Net Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	62,108,573	58,500,000	62,108,573	58,500,000

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SanSal Wellness Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(681,429)	$(726,528)
Adjustments to Reconcile Net Loss to Net Cash
Used Operating Activities
Depreciation	126,728	99,222
Stock-based Compensation	121,578	—
Changes in Operating Assets and Liabilities
Inventories	(202,869)	(601,899)
Prepaid Expenses	23,448	(15,639)
Accounts Receivable	(100,933)	—
Deposits	(25,034)	—
Accrued Interest - Shareholders	3,798	6,342
Accrued Expenses	61,823	143,244
Accounts Payable	(56,885)	(2,441)
NET CASH USED IN OPERATING ACTIVITIES	(729,775)	(1,097,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$—	$(394,642)
NET CASH USED IN INVESTING ACTIVITIES	—	(394,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Long-term Debt	$(7,485)	$(7,849)
Proceeds from Note Payable Stockholders	19,244	—
Capital Contribution from Shareholders	—	876,340
Proceeds from Issuance of Common Stock	699,493	533,767
NET CASH PROVIDED BY FINANCING ACTIVITIES	711,252	1,402,258
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,523)	(90,083)
CASH AND CASH EQUIVALENTS - Beginning of Period	27,803	95,591
CASH AND CASH EQUIVALENTS - End of Period	$9,280	$5,508

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$13,347	$3,680
Cash Paid for Income Taxes	$—	$—
Non-Cash Financing Activities
Distribution of Land Held for Investment	$—	$18,397

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017, filed with the SEC on April 23, 2018.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at June 30, 2018 and December 31, 2017.

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

Effective September 27, 2017 the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at June 30, 2018 and December 31, 2017.

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

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2:	INVENTORIES

Inventory consists of:

	June 30,	December 31,
	2018	2017
Inventory
Work In Progress	$1,588,506	$1,370,148
Finished Goods	43,121	44,802
Other	—	13,808

Inventory	$1,631,627	$1,428,758

During the periods ending June 30, 2018 and December 31, 2017, the Company realized a loss from destruction of plants in the amounts of $0 and $202,920, respectively.

NOTE 3:	PROPERTY AND EQUIPMENT

		June 30,	December 31,
	Life	2018	2017
PROPERTY AND EQUIPMENT
Land and Land Improvements	—	$398,126	398,126
Building and Improvements	39	1,443,182	1,443,182
Greenhouse	39	693,987	693,987
Fencing and Irrigation	15	185,895	185,895
Machinery and Equipment	7	941,702	941,702
Furniture and Fixtures	7	216,116	216,116
Computer Equipment	5	20,053	20,053
Truck	5	16,161	16,161
		$3,915,222	$3,915,222
Less Accumulated Depreciation		(432,766)	(306,038)
Property and Equipment		$3,482,456	3,609,184

Total depreciation expense was $63,436 and $49,611 for the three month period and $126,728 and $99,222 for the six month period ended June 30, 2018 and 2017, respectively.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4:	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2018	2017

Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$105,418	$112,903

Capital Lease Payable which requires monthly payments of $32,850 until May 2018, when the Company may purchase the equipment for $1. The Company made no payments since August 2016 and is currently in default with the lessor.	538,254	538,254

	643,672	651,157
Less Current Portion	(544,852)	(551,191)
Long-Term Debt - net of current portion	$98,820	$99,966

Future principal payments for the next 5 years are as follows for the years ended December 31:

2018	$544,852
2019	13,735
2020	85,085
$643,672

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

Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2018	2017	2018	2017
Non-Qualified Stock Options - Immediate	$50,564	$—	$101,128	$—
Incentive Stock Options - Time Bases	—	—	—	—
Total Stock-based Copensation Expense	$50,564	$—	$101,128	$—

Stock option activity was as follows in the periods ended June 30, 2018 and December 31, 2017:

	Stock Options	Weighted- Average Exercise	Weighted-Average Remaining
Outstanding at December 31, 2017	533,336	$0.50	$9.75 Years
Granted	—
Exercised	—
Forfeited/Canceled	(25,000)	$0.50
Outstanding at June 30, 2018	508,336	$0.50	9.25 Years

Vested at June 30, 2018	425,001	$0.50	9.25 Years
Exercisable at June 30, 2018	425,001	$0.50	9.25 Years

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

NOTE 6: OPERATING LEASES

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $11,724 for the three month period and $23,448 for the six month period ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, operating leases have no minimum rental commitments.

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

During the six month periods ended June 30, 2018 the Company issued 14,114,000 common stock shares in exchange for cash payment of $699,443, subscription receivable of $797,934, and marketing services of $20,500 for a total purchase price of $1,517,877. The outstanding balance due is presented on the balance sheet as a Subscription Receivable.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7: COMMON STOCK (CONTINUED)

On May 18, 2018 the Company entered into a convertible promissory note in the amount of $175,000 with an automatic conversion feature if the company consummates a qualified financing where the principal and all accrued but unpaid interest shall automatically convert into shares with a 20% discount to the effective per share offering price. On May 30, 2018 the note and accrued interest converted to equity in the form of 2,191,096 shares of common stock.

NOTE 8: INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Federal Taxes (credits) at statutory rates	$(176,000)	$(300,000)
Permanent differences	—	—
State and local taxes, net of Federal benefit	$(20,000)	$(36,000)
Change in valuation allowance	196,000	336,000
	$—	$—

Components of deferred tax assets are as follows:	June 30,	December 31,
	2018	2017
Deferred Tax Assets;
Net Operating Loss Carryforwards	$440,000	$397,000
Lease Payable	142,000	—
Accrued Related Party Expenses	21,000	—
Inventory Reserve	22,000	—
Accrued Officer Salary	53,000	—
Total Deferred Tax Assets	678,000	397,000
Valuation Allowance	(498,000)	(162,000)

Total Deferred Tax Assets net of Valuation Allowance	$180,000	$235,000
Deferred Tax Liabilities;	—	—
Depreciation and Amortization	175,000	235,000
Prepaid Expense	5,000	—
Total Deferred Tax Liabilities	180,000	235,000
Net Deferred Tax Assets	$—	$—

The Company has approximately $1,600,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8: INCOME TAX (CONTINUED)

The Company’s deferred tax liability associated with timing differences related to depreciation and amortization includes $188,000 of liability resulting from tax depreciation deducted in excess of GAAP depreciation prior to the Company becoming taxed as a C-Corporation. The

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available as of the date of March 30, 2018, but has kept the full valuation allowance. As a result, the Company has recorded no income tax expense in the fourth quarter of 2017, the period in which the 2017 Tax Act was enacted.

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at June 30, 2018, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the Company’s 2017 federal corporate income tax return is filed in 2018.

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

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9: CONCENTRATIONS

The Company had two customers in the six months ended June 30, 2018 accounting for 45% and 15% of total sales. For the six months ended June 30, 2017, two customers accounted for 66% and 12% of sales.

The Company had two customers in the three months ended June 30, 2018 accounting for 37% and 12% of total sales. For the three months ended June 30, 2017, two customers accounted for 81% and 13% of sales.

The Company had two customers at June 30, 2018 accounting for 60% and 13% or accounts receivable. At June 30, 2017, one customer accounted for 79% of accounts receivable.

NOTE 10: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the six months ended June 30, 2018, the Company had an accumulated deficit of $4,772,446, a net loss of $681,429, and a working capital deficit of $183,741. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

The Company recently launched a new rebranded line of hemp oil and extract products as part of the Company’s increased focus on sales and marketing. The rebranded product line, including new trade name and packaging, is being developed to expand the company’s potential customer base. The newly branded products became available to consumers, retailers, and distributors in the second quarter of 2018, and will include vegan capsules, tinctures, lotions, salves, and oral syringes in various potency levels and flavors.

Currently, the Company incorporates an aggressive marketing plan to compete in the Cannabinoid industry. To become market leaders in the market, the Company will use three primary departments to market its products including: web-based marketing, traditional marketing, and medical marketing departments.

NOTE 11: RELATED PARTY

The Company incurred $62,020 and $0 of legal expenses during the three months period and $101,220 and $0 during the six month period ended June 30, 2018 and 2017, respectively for legal services. As of June 30, 2018 and December 31, 2017, the Company had related party legal accruals for $60,440 and $93,220, respectively.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11: RELATED PARTY (CONTINUED)

The Company entered into various note payables with stockholders of the company between June 2017 and June 2018. The notes bear interest between 2.00% and 3.00% per annum. Principal and interest are payable in one installment due July 31, 2018. The principal balance due on these notes was $1,049,324 and $1,030,080 as of June 30, 2018 and December 31, 2017. Interest accrued was $20,028 and $16,230 for the six months ending June 30, 2018 and December 31, 2017, respectively. The Company issued stock incentives to various directors and employees. Refer to Note 5 for additional details.

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

Our executive offices are located at 1512 E. Las Olas Blvd., Suite 300, Fort Lauderdale, FL 33301 and our telephone number is (954) 722-1300. Our corporate website is www.sansalwellness.com. Information appearing on our corporate website is not part of this report.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenues. We had net sales for the three months ended June 30, 2018 of $487,169, as compared to $235,855 for the three months ended June 30, 2017, giving effect to the ramp up of commercial production and sale of SanSal Wellness’ hemp extract products and additional marketing and sales efforts in the 2018 quarter from the 2017 quarter. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own product lines. The majority of sales come from two customers, which may pose a business risk.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased slightly to $317,695 for the three months ended June 30, 2018, from $298,107 for the comparable quarter in 2017, as a result of increased sales in the 2018 quarter, offset by lower raw material costs, as a result of fewer plant losses due to adverse weather and unnatural conditions in the 2018 quarter, as compared to the 2017 quarter. We had gross profit of $169,474 for the three months ended June 30, 2018, as compared to gross loss of $(62,252) for the three months ended June 30, 2017.

Expenses. Selling, general and administrative expenses increased to $493,295 for the three months ended June 30, 2018, from $193,235 for the three months ended June 30, 2017, reflecting the expansion of operations as a result of the increased availability of capital during the 2018 quarter. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

Interest expense for the three months ended June 30, 2018 was $4,313, reflecting decreased outstanding debt, $1,059 of which was attributable to loans from a principal shareholder, as compared to $7,002 for the three months ended June 30, 2017, none of which was attributable to loans from a principal shareholder.

Merger expenses relating to the reverse merger of $52,277 were incurred during the three months ended June 30, 2017, compared to $0 in the 2018 quarter.

As a result of the increase in operating and other expenses incurred during the three months ended June 30, 2018, offset partially by higher gross profit, net loss for the three months ended June 30, 2018, increased slightly to $(328,134) or $(0.01) per share based on 62,108,573 weighted average shares outstanding, from $(314,766) or $(0.01) per share for the three months ended June 30, 2017, based on 58,500,000 weighted average shares outstanding.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenues. We had net sales for the six months ended June 30, 2018 of $818,585, as compared to $500,305 for the six months ended June 30, 2017, giving effect to the ramp up of commercial production and sale of SanSal Wellness’ hemp extract products and additional marketing efforts in the 2018 period from the 2017 period. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own product lines. The majority of sales come from two customers, which may pose a business risk.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $515,698 for the six months ended June 30, 2018, from $429,297 for the six months ended June 30, 2017, as a result of increased sales in the 2018 period, offset by lower raw material costs as a result of fewer plant losses due to adverse weather and unnatural conditions in the 2018 period, as compared to the large plant losses resulting from adverse weather conditions and unnatural circumstances incurred in the 2017 period. As a result, we had gross profit of $302,887 for the six months ended June 30, 2018, as compared to gross profit of $71,008 for the six months ended June 30, 2017.

Expenses. Selling, general and administrative expenses increased to $994,240 for the six months ended June 30, 2018, from $566,649 for the six months ended June 30, 2017, reflecting the expansion of operations as a result of the increased availability of capital during the 2018 period. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

Interest expense for the six months ended June 30, 2018 was $14,003, $7,446 of which was attributable to loans from a principal shareholder, as compared to $15,207 for the six months ended June 30, 2017, none of which was attributable to loans from a principal shareholder.

Merger expenses relating to the reverse merger of $215,680 were incurred during the six months ended June 30, 2017, compared to $0 in the 2018 period. During the six months ended June 30, 2018, the Company recognize other income (loss) of $(23,927), relating to an adjustment to accounts payable relating to a prior period.

As a result of the increase in operating and other expenses incurred six the three months ended June 30, 2018, offset partially by higher gross profit, net loss for the six months ended June 30, 2018, decreased to $(681,429) or $(0.01) per share based on 62,108,573 weighted average shares outstanding from $(726,528) or $(0.01) per share for the six months ended June 30, 2017, based on 58,500,000 weighted average shares outstanding.

Liquidity and Capital Resources

As of June 30, 2018, total assets were $5,370,877, as compared to $5,210,740 at December 31, 2017. Assets remained consistent due to similar inventory quantities and no new capital asset additions.

Total current liabilities as of June 30, 2018 were $2,024,128, as compared to $2,002,487 at December 31, 2017, remaining consistent between periods as only minimal new debt was obtained.

Net cash used in operating activities was $729,775 for the six months ended June 30, 2018, as compared to $1,097,699 for the same period in 2017, as the result of stabilized inventory levels in the 2018 period.

Net cash used in investing activities declined to $0 for the six months ended June 30, 2018, from $394,642 for the six months ended June 30, 2017, reflecting a significant decrease in cash used for the purchase of property and equipment from the 2017 period to the 2018 period.

Net cash provided by financing activities was $711,252 for the six months ended June 30, 2018, primarily attributable to the proceeds from a private offering of our equity securities, as compared to $1,402,258 for the six months ended June 30, 2017, primarily attributable to in capital contributions from Members prior to completion of the SanSal Acquisition.

Our primary sources of capital to develop and implement our business plan have been the proceeds from private offerings of our equity securities, capital contributions made by Members prior to completion of the SanSal Acquisition and loans from shareholders, including Erduis Sanabria, our Executive Vice President and a director. The shareholder loans are evidenced by promissory notes issued to the lending shareholders, which accrue interest rates between 2% and 3% per annum and are payable, together with the principal amount of the Shareholder Notes at maturity, which are currently between July 31, 2018 and October 1, 2018.

In June and July 2018, the Company effected a private offering (the “Private Offering”) of 29,250,000 Units (“Units”), at a price of $0.10 per Unit or total gross proceeds of $2,950,000. In addition, a $175,000 ninety (90) day convertible budge promissory note issued by the Company in May 2018 to a single accredited investor in a private transaction, converted in accordance with its terms into 2,191,096 Units at the first closing of the Private Offering.

Each Unit consists of (a) one share of the Company’s common stock (“Shares”); and (b) one five-year common stock purchase warrant (“Warrants”). The Warrants entitle the holder thereof to purchase one Share at an exercise price of $0.15 during the five (5) year period following the closing of the Subscriber’s investment. The exercise price and number of Shares issuable upon exercise of the Warrants will be subject to anti-dilution adjustment in the event of stock splits, stock dividends and similar recapitalization events. The Company granted investors in the private offering certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the Shares included in the Units and issuable upon exercise of the Warrants. In the event the Company does not fulfill its registration obligations on a timely basis, the exercise price of the Warrants may be adjusted downward to $0.10 in certain circumstances.

Notwithstanding consummation of the Private Offering, the Company believes that it will require additional financing to achieve profitability. The Company intends to seek such financing through exercise of the Warrants issued in the Private Offering, as well as from subsequent public or private offerings of its equity securities. The Company does not intend to accept any further loans from shareholders. Further, our independent auditors report for the year ended December 31, 2017 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. While we believe additional financing will be available to us, there can be no assurance that equity financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Effective September 27, 2017, the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities.  The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates.  The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2017 and 2016.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive, financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

SANSAL WELLNESS HOLDINGS, INC.

Dated: August 20, 2018	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)