Form 10-Q
period 2018-09-30
SanSal Wellness Holdings, Inc.
filed 2018-11-14
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 13, 2018 was 99,646,508 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SanSal Wellness Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
ASSETS	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$546,897	$27,803
Inventories	1,746,021	1,428,758
Accounts Receivable	212,524	79,901
Prepaid Expenses	107,348	42,094
Total Current Assets	$2,612,790	$1,578,556

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $500,133 and $306,038, respectively	$3,707,301	$3,609,184

Deposits	$48,034	$23,000

TOTAL ASSETS	$6,368,125	$5,210,740

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$107,422	$245,082
Accrued Expenses	140,562	159,904
Accrued Interest - Related Parties	25,122	16,230
Notes Payable - Related Parties	945,324	1,030,080
Current Portion of Long Term Debt	541,578	551,191
Total Current Liabilities	$1,760,008	$2,002,487

LONG-TERM DEBT	$100,476	$99,966
Total Liabilities	$1,860,484	$2,102,453

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 91,821,500 and 59,895,000 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	$93,822	$59,895
Additional Paid in Capital	10,182,547	7,139,409
Accumulated Deficit	(5,768,728)	(4,091,017)
Total Stockholders’ Equity	$4,507,641	$3,108,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,368,125	$5,210,740

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SanSal Wellness Holdings, Inc. and Subsidiary
Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$459,329	$255,444	$1,277,914	$755,749

Cost of sales	372,142	140,951	$887,840	570,248

Gross profit	$87,187	$114,493	$390,074	$185,501

Operating Expenses
Selling, General and Administrative	$1,071,460	$255,218	$2,041,773	$867,717
Total Operating Expenses	$1,071,460	$255,218	$2,041,773	$867,717
Operating loss	$(984,273)	$(140,725)	$(1,651,699)	$(682,216)

Other Expenses
Merger Expenses	$—	$260,750	$—	$260,750
Interest Expense - Related Party	8,802	6,092	16,248	9,716
Interest Expense - Other	3,207	5,800	9,764	21,037
Total Other Expenses	12,009	272,642	26,012	291,503

Loss before Provision for Income Taxes	$(996,282)	$(413,367)	$(1,677,711)	$(973,719)

Income Tax Provision	—	—	—	—

NET LOSS	$(996,282)	$(413,367)	$(1,677,711)	$(973,719)

Net Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding	91,692,402	58,567,253	70,348,222	58,522,500

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SanSal Wellness Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,677,711)	$(973,719)
Adjustments to Reconcile Net Loss to Net Cash
Used Operating Activities
Depreciation	194,095	148,833
Stock-based Compensation	46,437	198,476
Loss on Disposal of Property and Equipment	—	—
Changes in Operating Assets and Liabilities
Inventories	(317,263)	(1,040,648)
Prepaid Expenses	(65,254)	(3,915)
Accounts Receivable	(132,623)	—
Deposits	(25,034)	(23,000)
Accrued Interest - Related Parties	8,892	6,342
Accrued Expenses	(19,342)	217,655
Accounts Payable	(137,660)	142,354
NET CASH USED IN OPERATING ACTIVITIES	(2,125,463)	(1,327,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$(292,212)	$(373,887)
NET CASH USED IN INVESTING ACTIVITIES	(292,212)	(373,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Long-term Debt	$(9,103)	$(12,704)
Repayment of Notes Payable - Related Parties	(84,756)	—
Capital Contribution from Shareholders	—	1,030,080
Proceeds from Issuance of Common Stock	3,030,628	683,797
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,936,769	1,701,173
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	519,094	(336)
CASH AND CASH EQUIVALENTS - Beginning of Period	27,803	95,591
CASH AND CASH EQUIVALENTS - End of Period	$546,897	$95,255

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$14,928	$8,205
Cash Paid for Income Taxes	$—	$—
Non-Cash Financing Activities
Distribution of Land Held for Investment	$—	$18,397

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of Septemebr 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017, filed with the SEC on April 23, 2018.

Reclassifications

Certain reclassifications have been made in the 2017 financial statements to conform to classifications used in 2018.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at September 30, 2018 and December 31, 2017.

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

Effective September 27, 2017 the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at September 30, 2018 and December 31, 2017.

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

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2: INVENTORIES

Inventory consists of:

	September 30,	December 31,
	2018	2017

Inventory
Work In Progress	$1,511,459	$1,370,148
Finished Goods	122,433	44,802
Other	112,129	13,808

Inventory	$1,746,021	$1,428,758

During the periods ending September 30, 2018 and December 31, 2017, the Company realized a loss from destruction of plants in the amounts of $0 and $202,920, respectively.

NOTE 3: PROPERTY AND EQUIPMENT

		September 30,	December 31,
	Life	2018	2017
PROPERTY AND EQUIPMENT
Land and Land Improvements	—	$398,126	398,126
Building and Improvements	39	1,449,748	1,443,182
Greenhouse	39	693,987	693,987
Fencing and Irrigation	15	185,895	185,895
Machinery and Equipment	7	1,203,782	941,702
Furniture and Fixtures	7	224,682	216,116
Computer Equipment	5	20,053	20,053
Vehicles	5	31,161	16,161
		$4,207,434	$3,915,222
Less Accumulated Depreciation		(500,133)	(306,038)
Property and Equipment		$3,707,301	3,609,184

Total depreciation expense was $67,367 and $49,611 for the three month period and $194,095 and $148,833 for the nine month period ended September 30, 2018 and 2017, respectively.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4: LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2018	2017

Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$103,800	$112,903

Capital Lease Payable which requires monthly payments of $32,850 until May 2018, when the Company may purchase the equipment for $1. The Company made no payments since August 2016 and is currently in default with the lessor.	538,254	538,254

	642,054	651,157
Less Current Portion	(541,578)	(551,191)
Long-Term Debt - net of current portion	$100,476	$99,966

Future principal payments for the next 5 years are as follows for the years ended December 31:

2018	$541,578
2019	13,735
2020	86,741
$642,054

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

Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2018	2017	2018	2017
Non-Qualified Stock Options - Immediate	$2,887	$—	$8,662	$—
Incentive Stock Options - Time Bases	—	—	—	—
Total Stock-based Compensation Expense	$2,887	$—	$8,662	$—

Stock option activity was as follows in the periods ended September 30, 2018 and December 31, 2017:

		Weighted-	Weighted-
	Stock	Average	Average
	Options	Exercise	Remaining
Outstanding at December 31, 2017	533,336	$0.50	9.75 Years
Granted	—
Exercised	—
Forfeited/Canceled	(25,000)
Outstanding at September 30, 2018	508,336	$0.50	9 Years

Vested at September 30, 2018	425,001	$0.50	9 Years
Exercisable at September 30, 2018	425,001	$0.50	9 Years

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

NOTE 6: OPERATING LEASES

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $11,724 for the three month periods and $35,172 for the nine month periods ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, operating leases have no minimum rental commitments.

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

In 2017 the Company issued 1,395,000 shares of common stock for proceeds of $700,500.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7: COMMON STOCK (CONTINUED)

On May 18, 2018 the Company entered into a convertible promissory note in the amount of $175,000 with an automatic conversion feature if the company consummates a qualified financing where the principal and all accrued but unpaid interest shall automatically convert into shares with a 20% discount to the effective per share offering price. On May 30, 2018 the note and accrued interest converted to 2,187,500 shares of common stock.

In 2018 the Company issued 29,514,000 shares of common stock for proceeds of $3,027,000 and 225,000 shares of common stock for marketing services valued at $38,000.

NOTE 8: INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Federal Taxes (credits) at statutory rates	$(219,000)	$(494,000)
Permanent differences	—	—
State and local taxes, net of Federal benefit	$(46,000)	$(77,000)
Change in valuation allowance	265,000	571,000
	$—	$—

Components of deferred tax assets are as follows:
	September 30,	December 31,
	2018	2017
Deferred Tax Assets;
Net Operating Loss Carryforwards	$802,000	$397,000
Lease Payable	142,000	—
Accrued Related Party Expenses	36,000	—
Inventory Reserve	22,000	—
Accrued Officer Salary	6,000	—
Total Deferred Tax Assets	1,008,000	397,000
Valuation Allowance	(733,000)	(162,000)

Total Deferred Tax Assets net of Valuation Allowance	$275,000	$235,000
Deferred Tax Liabilities;	—	—
Depreciation and Amortization	245,000	235,000
Prepaid Expense	30,000	—
Total Deferred Tax Liabilities	275,000	235,000

Net Deferred Tax Assets	$—	$—

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8: INCOME TAX (CONTINUED)

The Company has approximately $3,000,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

NOTE 9: CONCENTRATIONS

The Company had two customers in the nine months ended September 30, 2018 accounting for 41% and 12% of total sales. For the nine months ended September 30, 2017, one customer accounted for 74% of sales.

The Company had one customer in the three months ended September 30, 2018 accounting for 33% of total sales. For the three months ended September 30, 2017, one customer accounted for 81% of sales.

The Company had three customers at September 30, 2018 accounting for 37%, 22%, and 11% or accounts receivable. At December 31, 2017, one customer accounted for 79% of accounts receivable.

NOTE 10: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the nine months ended September 30, 2018, the Company had an accumulated deficit of $5,768,728, and a net loss of $1,677,711. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

SanSal Wellness Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10: GOING CONCERN (CONTINUED)

The Company recently launched a new rebranded line of hemp oil and extract products as part of the Company’s increased focus on sales and marketing. The rebranded product line, including new trade name and packaging, is being used to expand the company’s potential customer base. The newly branded products became available to consumers, retailers, and distributors in the second quarter of 2018, and include vegan capsules, tinctures, lotions, salves, and oral syringes in various potency levels and flavors.

Currently, the Company incorporates an aggressive marketing plan to compete in the Cannabinoid industry. To become market leaders in the market, the Company will use three primary departments to market its products including: web-based marketing, traditional marketing, and medical marketing departments.

NOTE 11: RELATED PARTY

The Company incurred $78,025 and $72,695 of related party legal expenses during the three months period and $179,245 and $116,955 during the nine month period ended September 30, 2018 and 2017, respectively for legal services. As of September 30, 2018 and December 31, 2017, the Company had related party legal accruals for $116,955 and $93,220, respectively.

The Company entered into various note payables with stockholders of the company between June 2017 and June 2018. The notes bear interest between 2.00% and 3.00% per annum. Principal and interest are payable in one installment due January 1, 2018. The principal balance due on these notes was $945,324 and $1,030,080 as of September 30, 2018 and December 31, 2017. Interest accrued was $25,122 and $16,230 as of September 30, 2018 and December 31, 2017, respectively. The Company issued stock incentives to various directors and employees. Refer to Note 5 for additional details.

NOTE 12: SUBSEQUENT EVENTS

Subsequent to September 30, 2018, 7,825,008 shares have been issued upon the exercise of warrants sold in the private offering described in Note 7 for proceeds of $1,173,751.

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

SanSal Wellness is an entirely vertically-integrated agribusiness focused on producing, marketing, and distributing highest purity full spectrum natural phytocannabinoid-rich industrial hemp products. SanSal Wellness owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum phytocannabinoid-rich hemp plants yielding a potential minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, industrial hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000-sq. ft. onsite facility used for processing raw industrial hemp, oil extraction, formulation laboratories, and quality/purity testing. SanSal Wellness is registered with the Colorado Department of Agriculture to grow industrial hemp pursuant to federal law.

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

SanSal Wellness has developed a wide variety of formulated phytocannabinoid-rich hemp products which are marketed and distributed by the Company under its Veritas Farms™ and SanSal Wellness brand names. Our products are also available in bulk, white label and private label custom formulations for distributors and retailers. These types of products are in high demand by health food markets, wellness centers, physicians and other healthcare practitioners.

SanSal Wellness and Veritas Farms™ products (20+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, vape oils and oral syringes. All product applications come in various flavors and strength formulations, in addition to bulk. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms™ website, as well as through numerous other online retailers and “brick and mortar” retail outlets.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenues. We had net sales for the three months ended September 30, 2018 of $459,329 as compared to $255,444 for the three months ended September 30, 2017, giving effect to the ramp up of commercial production and sale of SanSal Wellness’ and Veritas Farms’ hemp extract products and additional marketing and sales efforts in the 2018 quarter from the 2017 quarter. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own product lines. The majority of sales come from two customers, which may pose a business risk.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased slightly to $372,142 for the three months ended September 30, 2018, from $114,493 for the comparable quarter in 2017, as a result of increased sales in the 2018 quarter and new packaging expenses associated with the Veritas Farms Brand. We had gross profit of $87,187 for the three months ended September 30, 2018, as compared to gross profit of $114,493 for the three months ended September 30, 2017.

Expenses. Selling, general and administrative expenses increased to $1,071,460 for the three months ended September 30, 2018, from $255,218 for the three months ended September 30, 2017, reflecting the expansion of operations as a result of the increased availability of capital during the 2018 quarter. The Veritas Farms Brand and creation of online sales presence accounted for much of the increase in expense. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses.

Interest expense for the three months ended September 30, 2018 was $12,009, $8,802 of which was attributable to loans from a principal shareholder, as compared to $11,892 for the three months ended September 30, 2017, $6,092 of which was attributable to loans from a principal shareholder.

As a result of the increase in operating, marketing and public company expenses incurred during the three months ended September 30, 2018, net loss for the three months ended September 30, 2018, increased to $(996,282) or $(0.01) per share based on 91,692,402 weighted average shares outstanding, from $(413,367) or $(0.01) per share for the three months ended September 30, 2017, based on 58,567,253 weighted average shares outstanding.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenues. We had net sales for the nine months ended September 30, 2018 of $1,277,914, as compared to $755,749 for the nine months ended September 30, 2017, giving effect to the ramp up of commercial production and sale of newly branded Veritas Farms hemp extract products and additional marketing efforts in the 2018 period from the 2017 period. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own product lines. The majority of sales come from two customers, which may pose a business risk.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $887,840 for the nine months ended September 30, 2018, from $570,248 for the nine months ended September 30, 2017, as a result of increased sales in the 2018 period, offset by lower raw material costs as a result of fewer plant losses due to adverse weather and unnatural conditions in the 2018 period, as compared to the large plant losses resulting from adverse weather conditions and unnatural circumstances incurred in the 2017 period. As a result, we had gross profit of $390,074 for the nine months ended September 30, 2018, as compared to gross profit of $185,501 for the nine months ended September 30, 2017.

Expenses. Selling, general and administrative expenses increased to $2,041,773 for the nine months ended September 30, 2018, from $867,717 for the nine months ended September 30, 2017, reflecting the expansion of operations as a result of the increased availability of capital during the 2018 period. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses. Professional fee expenses and a large marketing campaign towards Veritas Farms and an online presence comprise much of this increase.

Interest expense for the nine months ended September 30, 2018 was $26,012, $16,248 of which was attributable to loans from a principal shareholder, as compared to $30,753 for the nine months ended September 30, 2017, $9,716 of which was attributable to loans from a principal shareholder.

Merger expenses relating to the reverse merger of $260,750 were incurred during the nine months ended September 30, 2017, compared to $0 in the 2018 period.

As a result of the increase in operating and other expenses incurred nine the three months ended September 30, 2018, offset partially by higher gross profit, net loss for the nine months ended September 30, 2018, decreased to $(1,677,711) or $(0.02) per share based on 70,348,222 weighted average shares outstanding from $(973,719) or $(0.02) per share for the nine months ended September 30, 2017, based on 58,522,500 weighted average shares outstanding.

Liquidity and Capital Resources

As of September 30, 2018, total assets were $6,368,125, as compared to $5,210,740 at December 31, 2017. Assets increased due to a small increase in fixed assets, build out of inventory for a custom order and an increase in prepaid insurance.

Total current liabilities as of September 30, 2018 were $1,760,008, as compared to $2,002,487 at December 31, 2017, decreasing in the period due to payment of accounts payable and accrued expenses.

Net cash used in operating activities was $2,215,463 for the nine months ended September 30, 2018, as compared to $1,327,622 for the same period in 2017. The results of operations in addition to decreases in accounts payable and accrued expenses comprise most of the change.

Net cash used in investing activities declined to $292,212 for the nine months ended September 30, 2018, from $373,887 for the nine months ended September 30, 2017, reflecting a decrease in cash used for the purchase of property and equipment from the 2017 period to the 2018 period.

Net cash provided by financing activities was $2,936,769 for the nine months ended September 30, 2018, primarily attributable to the proceeds from a private offering of our equity securities, as compared to $1,701,173 for the nine months ended September 30, 2017.

Our primary sources of capital to develop and implement our business plan have been the proceeds from private offerings of our equity securities, capital contributions made by Members prior to completion of the SanSal Acquisition and loans from shareholders, including Erduis Sanabria, our Executive Vice President and a director. The shareholder loans are evidenced by promissory notes issued to the lending shareholders, which accrue interest rates between 2% and 3% per annum and are payable, together with the principal amount of the Shareholder Notes at maturity, which are currently at dates through January 1, 2019.

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

Notwithstanding consummation of the Private Offering, the Company believes that it will require additional financing to achieve profitability. The Company has initially sought additional financing through soliciting the exercise of the Warrants issued in the Private Offering. As of October 31, 2018, 4,825,000 of the Warrants have been exercised, resulting in proceeds to the Company, net of warrant solicitation fees of $36,188, of $687,562.

The Company anticipates that additional financing, when required will be generated from subsequent public or private offerings of its equity and/or debt securities. The Company does not intend to accept any further loans from shareholders. Further, our independent auditors report for the year ended December 31, 2017 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. While we believe additional financing will be available to us as needed, there can be no assurance that equity financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive, financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

(a)           In September 2018, the Company issued 175,000 shares to a single “accredited investor” for consulting services valued at $75,000.

(b)           Subsequent to the completion of the private offering described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part I of this report, the Company has solicited the exercise of the warrants comprising a portion of the Units offered, sold and issued in the private offering. As of October 31, 2018, 4,825,000 of the Warrants have been exercised, resulting in proceeds to the Company, net of warrant solicitation fees of $36,188, of $687,562.

All of the securities offered, sold and issued as described above, were offered and sold and issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANSAL WELLNESS HOLDINGS, INC.

Dated: November 14, 2018	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)