Form 10-K
period 2018-12-31
Veritas Farms, Inc.
filed 2019-04-17
CIK 1669400

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number: 333-191251

VERITAS FARMS, INC

(Exact name of registrant as specified in its charter)

Nevada	90-1254190
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1512 E. Broward Blvd., Suite 300, Fort Lauderdale, FL 33301

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (561) 288-6603

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,433,925.

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 16, 2019 was 112,271,507 shares.

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

Unless the context otherwise requires, references in this report to “the Company,” “Veritas Farms,” “we,” “us” and “our” refer to Veritas Farms, Inc. and its subsidiary. All share and per share information in this report gives pro forma effect to the implementation of a six for one forward stock split effective November 9, 2017.

PART I

Item 1 Business.

Business Overview

Veritas Farms is an entirely vertically-integrated agribusiness focused on producing, marketing, and distributing highest purity full spectrum hemp products containing naturally occurring phytocannabinoids. Veritas Farms owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants containing naturally occurring phytocannabinoids which yield a potential minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses in Pueblo, Colorado to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000-sq. ft. onsite facility used for processing raw hemp, oil extraction, formulation laboratories, and quality/purity testing. That facility also houses our production, packaging and distribution operations. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program.

Veritas Farms meticulously processes its hemp crop to produce superior quality whole-plant hemp oil, extracts and derivatives which contain the entire broad spectrum of cannabinoids extracted from the flowers and leaves of hemp plants. Whole-plant hemp oil is known to provide the essential phytocannabinoid “entourage effect” resulting from the synergistic absorption of the entire broad spectrum of unique hemp cannabinoids by the receptors of the human endocannabinoid system. As a result, Veritas Farms believes that its products are premier quality cannabinoids and are highly sought after by consumers and manufacturers of premium hemp products.

Veritas Farms has developed a wide variety of formulated hemp products containing naturally occurring phytocannabinoids which are marketed and distributed by the Company under its Veritas Farms™ brand name. Our products are also available in bulk, white label and private label custom formulations for distributors and retailers. These types of products are in high demand by health food markets, wellness centers, physicians and other healthcare practitioners.

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

Corporate Information

The Company was incorporated in the state of Nevada on March 15, 2011 under the name “Armeau Brands Inc.” and changed its name to “SanSal Wellness Holdings, Inc.” effective November 7, 2017. Effective as of February 5, 2019, the Company changed its name from “SanSal Wellness Holdings, Inc.” to “Veritas Farms, Inc.”

Our executive offices are located at 1512 E. Broward Boulevard, Suite 300, Fort Lauderdale, FL 33301 and our telephone number is (561) 288-6603. Our corporate websites are www.theveritasfarms.com and www.sansalwellness.com. Information appearing on our websites is not part of this report.

Corporate History

The Company’s original business objective following its incorporation, was to produce and market its own brand of ice wine made from grapes harvested in Armenia. While the Company took numerous steps with respect to implementation of its business plan, including securing sources of production and did, in fact produce 4,500 bottles of ice wine for product sampling and customer marketing purposes, the Company was unable to raise sufficient capital to fully implement its business plan and generate revenues.

On June 5, 2017, Jaitegh Singh purchased a total of 45,000,000 “restricted” shares of our Company’s common stock from our then sole officer and director, Cassandra Tavukciyan, for aggregate consideration of $345,000. The share purchase was consummated in a private transaction pursuant to a common stock purchase agreement entered into between Mr. Singh and Ms. Tavukciyan.

Concurrent with the share purchase transaction, Cassandra Tavukciyan resigned as our Chief Executive Officer, Chief Financial Officer and sole director, and was succeeded in those capacities by Jaitegh Singh. Mr. Singh relocated the Company’s principal offices to Fort Lauderdale, Florida.

On September 27, 2017 (“Closing”), the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with all the members (the “Members”) of 271 Lake Davis Holdings, LLC d/b/a SanSal Wellness (“271”), pursuant to which it became a wholly-owned subsidiary of the Company (the “Acquisition”). 271, founded in 2015, is a vertically-integrated agribusiness focused on producing full spectrum natural phytocannabinoid-rich industrial hemp extracts.

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

At Closing, Alexander M. Salgado and Erduis Sanabria, the members of 271’s management team, were appointed to the Company’s board of directors and as the Company’s Chief Executive Officer and Executive Vice President, respectively. Jaitegh Singh, who was then the Company’s President and sole director, then stepped down from such position, but assumed the position of the Company’s Vice President and Secretary. At this time, the Company has no independent directors, no audit committee, no compensation committee, and no corporate governance committee.

In addition, at Closing, Members, holding an aggregate of 26,674,500 shares of our common stock, including Messrs. Salgado and Sanabria, entered into a five-year voting agreement, pursuant to which Messrs. Salgado and Erduis have the right to direct the voting of their shares on all matters presented to shareholders for a vote.

Following completion of the Acquisition, the Company determined to focus its business on the business of 271. Accordingly, we applied to FINRA to (a) change our corporate name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.” (with a comparable change in our trading symbol from ARUU to SSWH); (b) authorize a class of “blank check” preferred stock; and (c) implement a six-for-one forward stock split. The name, trading symbol and authorized capitalization changes became effective as of November 7, 2017 and the stock split was implemented on November 9, 2017.

As a result of the completion of the Acquisition and management’s determination to focus the Company’s future business efforts on the Veritas Farms business, 271 is deemed to be the survivor of the Acquisition for financial statement purposes. Moreover, we changed the Company’s fiscal year-end from January 31 to December 31 to coincide with 271’s fiscal year-end, effective with the year ended December 31, 2017.

Effective as of February 5, 2019, the Company changed its corporate name from “SanSal Wellness Holdings, Inc.” to “Veritas Farms, Inc.” and changed its trading symbol from SSWH to VFRM. The corporate name and symbol change reflect the Company’s focus on the expansion of its established Veritas Farms™ hemp extract products brand with consumers, distributors, partners, investors, and the media

Our Mission

Veritas Farms is a pioneer in quality phytocannabinoid products and organic farming methods. It is committed to serving the global community by uncompromising on our quality and continuing the pursuit of cutting-edge, ethical innovation.

Veritas Farms is different. We produce pure natural hemp derivatives, pesticide residual and solvent free, with whole plant phytocannabinoids. We achieve highest potency and purity in the derivative products from our oils.

Veritas Farms is committed to the research and development of improved, proprietary hemp genetics cultivation and innovation in order to provide the global community with uncompromised quality hemp products, containing the highest quality, quantity and consistency in the industry.

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

Our Products

Veritas Farms has developed a wide variety of formulated phytocannabinoid-rich hemp products which are marketed and distributed by the Company under its Veritas Farms™ brand name. Our products are also available in bulk, white label and private label custom formulations for distributors and retailers. These types of products are in high demand by health food markets, wellness centers, physicians and other healthcare practitioners.

Veritas Farms™ products (20+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, vape oils and oral syringes. All product applications come in various flavors and strength formulations, in addition to bulk. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms™ website, as well as through numerous other online retailers and “brick and mortar” retail outlets. Our products include:

●	Cannabinoid-rich hemp oil: a pure, concentrated extract made from the flowers, leaves and stalks of either cannabis species — which is sold at bulk wholesale and also used for Veritas Farms™ product formulation.
●	Cannabinoid-rich hemp capsules offer the same product in easy-to-swallow form.
●	Tinctures are used sublingually as an efficient way to absorb cannabinoids.
●	Cannabinoid-rich hemp oil for use in vaporizers.
●	Topically applied products include lotions and oils applied directly to the skin, usually to treat a specific spot of pain or inflammation.
●	A beauty and skin care product line encompassing massage oils, body scrubs and beauty soap

●	An equine line for horses.
●	Pet products taken internally, like flavored tinctures.

All Veritas Farms™ products are of the highest-quality and third-party laboratory tested for strength/purity, bio-contaminants, heavy metals, pesticides, and solvents. Veritas Farms is working on launching additional product lines, opening up potential new markets for the Company. Our product pipeline includes:

●	Hemp edibles designed to deliver cannabinoid-rich hemp.
●	A medical product line formulated in partnership with dermatologists, internists, chiropractors and veterinarians, which is currently under development.
●	Additional pet products for dogs and cats

Production

Hemp growth, extraction, processing, formulation and product manufacture takes place at our facilities located on our 140-acre farm in Pueblo Colorado. Our farm is capable of producing over 200,000 plants yielding a potential minimum annual harvest of 200,000 to 300,000 pounds of outdoor grown hemp.

In addition, the Company’s 15,000 square feet of climate-controlled greenhouses produce a consistent supply of approximately 25,000 pounds per year of indoor cultivated hemp over 4-6 individual harvests.

There is an additional 10,000 sq. ft. on-site facility used for plant processing and oil extraction, in addition to housing Veritas Farms’ testing and formulation laboratories, wherein GMP (good manufacturing practices) are strictly maintained.

The production process starts in the ground, with our cultivation team. Veritas Farms is fortunate to have a team of dedicated, experienced, and passionate farming experts that nurture our plants with individual care, much like the care and attention paid to vines in a vineyard.

After harvest, our in-house laboratory chemists and extraction technicians produce varieties of high quality, pure hemp derivative oils while constantly finding methods to improve processes and improve our products.

Veritas Farms uses advanced, strict natural protocols to cultivate its cannabinoid-rich hemp oil yield from its plants. After naturally air drying, only the leaves and flowers richly coated with trichomes are processed with our advanced ethanol spray evaporation extractors according to the planned uses for the cannabinoid-rich hemp extracts. Whole plant full spectrum cannabinoid-rich hemp extracts are then further processed using chromatography and other techniques yielding pure distillates and other derivatives exceeding 80% cannabinoid-rich hemp with 0% THC (if so desired).

Marketing

Overview

The primary target customers markets for Veritas Farms™ products are:

●	Ages 35 – 55 (Gen X and Baby Boomers)
○	Health conscious/open minded
○	Affluent middle class
●	Medical patients
○	Looking to treat chronic disease, illness, and pain
●	Millennials
○	Health Conscious
○	Cannabis enthusiasts
○	Progressive/forward thinking/open minded
●	Athletes
●	Pet Owners
○	Passionate about pets
○	Disposable income spent on pets
○	Affluent 30+

To date, substantially all of our revenues have been generated from sales of our products to a limited number of distributors in the business-to-business channel. For the year ended December 31, 2018, two customers accounted for 28% and 11% of sales, respectively. For the year ended December 31, 2017, one customer accounted for 72% of sales. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity. Accordingly, until we expand our sales channels and customer base, the loss or failure to pay amounts owed when due of any of such customers could materially harm our business, results of operations and financial condition

As part of the Company’s increased focus on sales and marketing, Veritas Farms recently launched a line of products under its own proprietary brand, Veritas Farms™, including hemp oil and extract products. The Veritas Farms™ brand line, including new packaging, was developed to expand the Company’s potential customer base. The Veritas Farms™ product line is expected to ultimately include vegan capsules, gummies, tinctures, lotions, salves, and oral syringes in various potency levels and flavors.

Currently, Veritas Farms incorporates an aggressive marketing plan to compete in the Cannabinoid industry. To become a market leader in the industry, the Company plans to use three primary channels to market its products, web-based marketing, traditional marketing and medical marketing.

Web-Based Marketing

General. Veritas Farms’ expanded Veritas Farms™ e-commerce retail platform, which was launched in the second quarter of 2018, is designed to be a source for offering the Company’s premium phytocannabinoid-rich extract products directly to consumers under the Veritas Farms™ brand. The site has the ability to quickly adapt to a rapidly evolving market and to position our branded product lines as a leader in the industry. In addition to its e-commerce platform, Veritas Farms is pursuing distribution with leading third-party online retailers.

Content Marketing via Blogs and Social Media. We believe that content marketing offers a cost-effective marketing strategy. The core components to Veritas Farms’ content marketing strategy are blogs and social media posts. Veritas Farms has partnered with Content Bacon (https://contentbacon.com/) to establish a market leader presence surrounding the cannabinoid industry, especially since blogging has the strongest impact on content marketing return on investment.1 Veritas Farms plans to launch an engaging social media campaign to promote the overall vision to quality and transparent phytocannabinoid products.

Influencer Campaigns. Influencer marketing is a type of marketing that focuses on using online leaders to drive the brand’s message to the larger market. Rather than market directly to a large group of consumers, Veritas Farms will partner with influencers to utilize their personal social channels to spread the word about the brand.2 Influencers would be celebrities, high-quality content creators, buzz builders and promoters and natural health advocates. Extensive tracking methods will be implemented to determine the effectiveness of the influencer campaigns.

Search Engine Optimization (SEO). Search Engine Optimization (SEO) is important for establishing and creating an online presence. Most every single online interaction starts with key words manually entered into a search engine to draw up relevant website options for the user. With SEO keywords maximized throughout Veritas Farms’ digital media campaign, the Target Market has a 93% increased chance of exposure to the brand.3 The Veritas Farms SEO marketing plan contemplates a monthly campaign to ensure the website ranks in top relevance for industry-related searches on major search engines such as Google, Bing and Yahoo.

Magazine and Guest Blog Features. Through a number of features in industry-related magazines and websites, such as: The Money Show, New To The Street on Fox Business and the National Hemp Association, Veritas Farms plans to consistently promote its brand and products and educate consumers with other hemp industry-related information.

Traditional Marketing

In-House Sales Force Expansion. Veritas Farms maintains an in-house sales force to market to wholesale and retail accounts. Commencing in the second half of 2018, we undertook a significant expansion of our in-house sales team. The in-house sales team, which is based out of Fort Lauderdale, Florida, focuses on marketing to wholesale and retail accounts nationwide to grow our market share in traditional retail. In addition, we plan to further expand that portion of our sales team, which travels to major markets nationwide and focuses on direct sales to larger potential customers such as retail chains, including regional grocery stores, health food stores, and pharmacies. Further, they will be tasked with supporting retail account sales growth using staff education and incentives, point-of-sale promotions and in-store customer samplings.

Industry-Related Trade Shows and Conventions. Veritas Farms currently participates in major industry trade shows and conventions to develop its business to business and business to consumer sales pipelines. These expos include Natural Food and Vitamin, Holistic Healing, Pharmacy and Medical, Chiropractic, Cannabis/Phytocannabinoid, Sports Health, Veterinarian, Pet Food and Supply, and Natural Products. The Company plans to continue and expand these sales and marketing efforts.

1 http://growwithtrellis.com/blog/the-importance-of-content-marketing-infographic/

2 https://www.tapinfluence.com/the-ultimate-influencer-marketing-guide/

3 https://www.imforza.com/blog/what-is-seo/

Medical Sales and Marketing

Veritas Farms is completing development and during 2019 expects to launch of its new line of medical products, formulated in partnership with dermatologists, internists, chiropractors and veterinarians. In order to attract medical professionals and patients alike, the new line will be marketed and sold under a stand-alone brand and will be available exclusively to medical professionals.

We intend to make the line available only through medical professionals, pharmacies, and a dedicated portion of the e-commerce website that will require a promotional code from a partner medical professional.

Government Regulation

We are subject to numerous federal, state, local, and foreign laws and regulations, including those relating to:

●	The production of our products;

●	Environmental protection;

●	Interstate commerce and taxation; and

●	Workplace and safety conditions, minimum wage and other labor requirements.

The federal Agricultural Improvement Act of 2018, signed into law on December 20, 2018, along with the Agricultural Act of 2014, the corresponding Consolidated Appropriations Act of 2016 provisions (as extended by resolution into 2018) and Colorado’s Industrial Hemp Regulatory Program and related state law, provide for the cultivation of hemp, and processing and manufacturing of hemp products, as part of agricultural pilot programs and/or state plans adopted by individual states, including Colorado (pursuant to which we operate). However, there can be no assurance that new legislation or regulations may be introduced at either the federal and/or state level which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products. New legislation or regulations may require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials and it is possible that the costs of complying with these new regulatory requirements could be material.

The U.S. Food and Drug Administration (the “FDA”), Federal Trade Commission (the “FTC”) and their state-level equivalents, possess broad authority to enforce the provisions of federal and state law, respectively, applicable to consumer products and safeguards as such relate to foods, dietary supplements and cosmetics, including powers to issue a public warning or notice of violation letter to a Company, publicize information about illegal products, detain products intended for import or export (in conjunction with U.S. Customs and Boarder Protection) or otherwise deemed illegal, request a recall of illegal products from the market, and request the Department of Justice, or the state-level equivalent, to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. or respective state courts. The initiation of any regulatory action towards industrial hemp or hemp derivatives by the FDA, FTC or any other related federal or state agency, would result in greater legal cost to Veritas Farms, may result in substantial financial penalties and enjoinment from certain business-related activities, and if such actions were publicly reported, they may have a materially adverse effect on the Company, its business and its results of operations.

Competition

The industrial hemp cultivation and derivative products industry is relatively new and evolving. While we believe that the industry is fragmented at the present time, there are numerous competitors, including Green Roads, Charlotte’s Web, Folium Biosciences, CBD Rx. St. Mary’s Nutritional and CV Sciences, some of whom may be larger and have a longer operating history and greater financial resources than does the Company. Moreover, we may also face competition with larger firms in consumer products manufacturing and distribution industry, who elect to enter the market given the relatively low barriers to entry. Veritas Farms believes that it competes effectively with its competitors because of its vertical integration through the cultivation, extraction, formulation, manufacturing and distribution processes, the quality of its products and customer service. However, no assurance can be given that Veritas Farms will effectively compete with its existing or future competitors.

Employees

As of the date of this report, we have 71 full-time employees including our executive officers, ten of whom are based in Fort Lauderdale, Florida and 61 of whom are based in Pueblo, Colorado, with the Company employing up to an additional 25-30 employees in Pueblo, Colorado during the outdoor harvest season.

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

Item 2. Properties.

The Company owns its 140-acre cultivation and production facility located at 8648 Lake Davis Road, Pueblo, Colorado.

The Company’s executive and sales offices are currently located in approximately 2,145 square feet of space at 1512 E. Broward Blvd., Suite 300, Fort Lauderdale, FL 33301. This space is leased from a non-affiliated party at a rental of $6,569 per month pursuant to a three-year lease expiring in August 2021. The Company believes that its production and office facilities are adequate for its present and proximate future needs.

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

Market Information

Our common stock was traded on the OTCPink tier of the over-the-counter market operated by OTC Markets Group, Inc. from October 2, 2017, until February 12, 2018, when it commenced trading on the OTCQB tier of the over-the-counter market under the symbol “SSWH”. Effective as of February 5, 2019 our trading symbol changed to “VFRM”. Such market is extremely limited. We can provide no assurance that our shares of common stock will be continued to be traded on the OTCQB or another exchange, or if traded, that the current public market will be sustainable.

Holders of our Common Stock

As of the date of this report, we had 112,271,507 shares of common stock issued and outstanding and 94 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of the date of this report, they held 11,467,450 shares of common stock for these shareholders. Accordingly, we believe that Veritas Farms has significantly in excess of 94 beneficial shareholders as of the date of this report.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	9,100,000 shares(1)	$0.26	6,625,726 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	9,100,000 shares (1)	$0.26	6,625,726 shares (1)

(1)	Represents shares of common stock underlying options granted or reserved for issuance under our 2017 Incentive Stock Plan as of December 31, 2018.

Recent Sales of Unregistered Securities

During the fourth quarter of 2018, we issued (a) 19,450,000 shares upon the exercise of warrants comprising a part of units (consisting of a share and a warrant) sold in a private placement completed in July 2018; and (b) issued 125,000 shares to one consultant for services valued at $33,750.

The shares of our common stock so issued were issued and sold pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and in the case of the shares issued upon exercise of the warrants, Regulation D thereunder.

Item 6.   Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenues. We had net sales for the year ended December 31, 2018 of $2,079,981, as compared to $1,114,674 for the year ended December 31, 2017, giving effect to the ramp up of commercial production and sale of newly branded Veritas FarmsTM hemp extract products and additional marketing efforts in 2018, as compared to 2017. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own product lines. The majority of sales come from two customers, which may pose a business risk. We anticipate the trend of increasing sales to continue throughout 2019.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $1,203,667 for the year ended December 31, 2018, from $923,260 for the year ended December 31, 2017, as a result of increased sales in 2018, offset by lower raw material costs as a result of fewer plant losses due to adverse weather and unnatural conditions in 2018, as compared to the large plant losses resulting from adverse weather conditions and unnatural circumstances incurred in 2017. As a result, we had gross profit of $876,314 for the year ended December 31, 2018, as compared to gross profit of $191,414 for the year ended December 31, 2017.

Expenses. Selling, general and administrative expenses increased to $5,282,744 for the year ended December 31, 2018, from $1,524,308 for the year ended December 31, 2017, reflecting the significant expansion of operations as a result of the increased availability of capital during 2018. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, and professional fee expenses. Professional fee expenses and a large marketing campaign towards Veritas FarmsTM products and an online presence comprise much of this increase.

Interest expense for the year ended December 31, 2018 was $28,468, $22,048 of which was attributable to loans from a principal shareholder, as compared to $41,773 for the year ended December 31, 2017, $16,230 of which was attributable to loans from a principal shareholder.

We incurred merger expenses relating to the Acquisition (which was treated as a reverse merger) of $260,750 during the year ended December 31, 2017, as compared to $0 in 2018.

As a result of the increase in operating and other expenses incurred during the year ended December 31, 2018, offset partially by higher gross profit, net loss for the year ended December 31, 2018 was $(3,385,983) or $(0.05) per share based on 78,997,400 weighted average shares outstanding, as compared to $(2,454,008) or $(0.04) per share for the year ended December 31, 2017, based on 58,667,212 weighted average shares outstanding.

Liquidity and Capital Resources

As of December 31, 2018, total assets were $7,014,086, as compared to $5,210,740 at December 31, 2017. Assets increased in large part due to a build-up of hemp and oil reserves in anticipation of product production for multiple large new customers. In addition, there was an increase in fixed assets, inventory built up for custom orders and pre-paid insurance.

Total current liabilities as of December 31, 2018 were $738,476, as compared to $2,002,487 at December 31, 2017. The decrease in 2018 from 2017 was due in large part to payment of accounts payable, repayment of shareholder loans and forgiveness of debt on a capital lease.

Net cash used in operating activities was $4,165,734 for the year ended December 31, 2018, as compared to $1,872,823 for 2017. Increased spending on marketing and brand awareness efforts, inventory build-out and decreases in accounts payable accounted for most of the change.

Net cash used in investing activities was $597,469 for the year ended December 31, 2018, as compared to $447,066 for the year ended December 31, 2017, representing in large part in cash used for the purchase of property and equipment in both years.

Net cash provided by financing activities was $4,899,486 for the year ended December 31, 2018, primarily attributable to the proceeds from the Private Offering of our equity securities described below, as compared to $2,252,101 for the year ended December 31, 2017.

Our primary sources of capital to develop and implement our business plan have been the proceeds from private offerings of our equity securities, capital contributions made by Members prior to completion of the Acquisition and loans from shareholders, including Erduis Sanabria, our Executive Vice President and a director. The loans accrued interest at rates between 2% and 3% per annum. As of December 31, 2017, the principal balance of the loans from members of 271 aggregated approximately $745,000 and the loans from Mr. Sanabria aggregated approximately $798,000. As of December 31.2018, the principal balance of the loans to the members of 271were reduced to $40,985 and $221,939, respectively and the principal balance of these loans together with accrued interest are expected to be repaid in full by April 30, 2019.

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

Notwithstanding consummation of the Private Offering, the Company believes that it will require additional financing to achieve profitability. The Company has initially sought additional financing through soliciting the exercise of the Warrants issued in the Private Offering. As of the date of this report, 28,404,166 of the Warrants have been exercised, resulting in proceeds to the Company, net of warrant solicitation fees of $213,031, of $4,947,593.

The Company anticipates that additional financing, when required, will be generated from subsequent public or private offerings of its equity and/or debt securities. The Company does not intend to accept any further loans from shareholders. While we believe additional financing will be available to us as needed, there can be no assurance that equity financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

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

The new revenue standards became effective for the Company on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

Effective September 27, 2017, the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities.  The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates.  The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2018 and 2017.

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

VERITAS FARMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Veritas Farms, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Veritas Farms, Inc.(the Company) as of December 31, 2018, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2018, the Company had an accumulated deficit of $7,927,000, and a net loss of $3,835,983. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 10 to the accompanying consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SanSal Wellness Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SanSal Wellness Holdings, Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10 to the consolidated financial statements, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2017, the Company had an accumulated deficit, a net loss, and a working capital deficit.These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2017.

Hackensack, New Jersey
April 20, 2018,

Veritas Farms, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
ASSETS	2018	2017
CURRENT ASSETS
Cash and Cash Equivalents	$164,086	$27,803
Inventories	2,508,954	1,428,758
Accounts Receivable	244,150	79,901
Prepaid Expenses	116,403	42,094

Total Current Assets	$3,033,593	$1,578,556

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $580,232 and $306,038, respectively	$3,932,459	$3,609,184

Deposits	$48,034	$23,000

TOTAL ASSETS	$7,014,086	$5,210,740

See Accompanying Notes to Consolidated Financial Statements

	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$189,431	$245,082
Accrued Expenses	165,677	159,904
Accrued Interest - Related Parties	17,949	16,230
Notes Payable - Related Parties	262,924	1,030,080
Deferred Rent	7,045	—
Deferred Revenue	45,018	—
Current Portion of Long Term Debt	50,432	551,191
Total Current Liabilities	$738,476	$2,002,487

LONG-TERM DEBT	$196,261	$99,966
Total Liabilities	$934,737	$2,102,453

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 111,504,833 and 59,895,000 shares issued and outstanding at December 31, 2018 and 2017 respectively	$111,505	$59,895
Additional Paid in Capital	13,894,844	7,139,409
Accumulated Deficit	(7,927,000)	(4,091,017)
Total Stockholders’ Equity	$6,079,349	$3,108,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,014,086	$5,210,740

See Accompanying Notes to Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Operations

	2018	2017

Sales	$2,079,981	$1,114,674

Cost of sales	1,203,667	923,260

Gross profit	$876,314	$191,414

Operating Expenses
Selling, General and Administrative	$5,282,744	$1,524,308
Total Operating Expenses	$5,282,744	$1,524,308
Operating loss	$(4,406,430)	$(1,332,894)

Other Expenses (Income)
Merger Expenses	$—	$260,750
Loss on Disposal of Property and Equipment	—	818,591
Interest Expense - Related Party	22,048	16,230
Interest Expense - Other	6,420	25,543
Gain on Forgiveness of Debt	(598,915)	—
Total Other Expenses (Income)	$(570,447)	1,121,114

Loss before Provision for Income Taxes	$(3,835,983)	$(2,454,008)

Income Tax Provision	—	—

NET LOSS	$(3,835,983)	$(2,454,008)

Net Loss per Share	$(0.05)	$(0.04)

Weighted Average Shares Outstanding	78,977,400	58,677,212

See Accompanying Notes to Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Deficit
	Shares	Amount			Total

Balance, December 31, 2016	58,500,000	$58,500	$5,730,738	$(1,637,009)	$4,152,229

Contribution from Shareholders	—	—	575,195	—	575,195

Distributions to Shareholders			(59,825)		(59,825)

Issuance of Common Stock for Cash	1,395,000	1,395	699,105		700,500

Stock-based Compensation	—	—	194,196	—	194,196

Net Loss	—	—	—	(2,454,008)	(2,454,008)

Balance, December 31, 2017	59,895,000	$59,895	$7,139,409	$(4,091,017)	$3,108,287

Issuance of Common Stock for Cash	50,384,833	50,385	5,482,467	—	5,532,852

Issuance of Common Stock for Services	1,225,000	1,225	386,775	—	388,000

Stock-based Compensation	—	—	886,193	—	886,193

Net Loss	—	—	—	(3,835,983)	(3,835,983)

Balance, December 31, 2018	111,504,833	$111,505	$13,894,844	$(7,927,000)	6,079,349

See Accompanying Notes to Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,835,983)	$(2,454,008)
Adjustments to Reconcile Net Loss to Net Cash Used Operating Activities
Depreciation	274,194	232,720
Stock-based Compensation	1,274,193	194,196
Loss on Disposal of Property and Equipment	—	818,591
Gain on Forgiveness of Debt	(598,915)	—
Changes in Operating Assets and Liabilities
Inventories	(1,080,196)	(882,135)
Prepaid Expenses	(74,309)	(42,094)
Accounts Receivable	(164,249)	(79,901)
Deposits	(25,034)	(23,000)
Deferred Rent	7,045	—
Deferred Revenue	45,018	—
Accrued Interest - Related Parties	1,719	16,230
Accrued Expenses	5,773	153,148
Accounts Payable	(55,651)	193,430
NET CASH USED IN OPERATING ACTIVITIES	(4,165,734)	(1,872,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$(597,469)	$(447,066)
Settlement of Capital Lease	—	—
NET CASH USED IN INVESTING ACTIVITIES	(597,469)	(447,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Long-term Debt	$(13,001)	$(12,246)
Distributions to Shareholders	—	(41,428)
Repayment of Notes Payable - Related Parties	(767,156)	—
Proceeds from Note Payable	146,791
Proceeds from Note Payable Stockholders	—	1,030,080
Capital Contribution from Shareholders	—	575,195
Proceeds from Issuance of Common Stock	5,532,852	700,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,899,486	2,252,101
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136,283	(67,788)
CASH AND CASH EQUIVALENTS - Beginning of Period	27,803	95,591
CASH AND CASH EQUIVALENTS - End of Period	$164,086	$27,803

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$26,749	$7,176
Cash Paid for Income Taxes	$—	$—
Non-Cash Financing Activities
Distribution of Land Held for Investment	$—	$18,397

See Accompanying Notes to Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Veritas Farms, Inc. f/k/a SanSal Wellness Holdings Inc.) (the “Company”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.” Effective February 5, 2019, the Company changed its name from “SanSal Wellness Holdings, Inc.” to “Veritas Farms, Inc.” to align with the brand name of the Company’s products and further promote brand awareness. The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp pursuant to Federal law on its farm.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of Veritas Farms, Inc. and 271 Lake Davis Holdings and its wholly owned subsidiary, SanSal, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from these estimates.

Veritas Farms, Inc. and Subsidiary

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

Revenue Recognition and Performance Obligations

During the year ended December 31, 2017 the Company recognized revenue in accordance with ASC 605, “Revenue Recognition”. Revenue was considered realized or realizable and earned when all of the following criteria were met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectability is reasonably assured, and (4) products have been shipped and the customer has taken ownership and assumed risk of loss.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into ASC 606. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows. Under the new standard, the Company recognizes a sale as follows:

Hemp Cultivation and Production

The Company recognizes revenue from manufacturing and distribution product sales when our customers obtain control of our products. Revenue from our online store is recorded at the time customers take possession of the product. Revenue is recognized net of discounts, promotional adjustments and returns. We collect taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, excise and local taxes. These taxes are not included in the transaction price and are, therefore, excluded from revenue. Upon purchase, the Company has no further performance obligations and collection is assured as sales are paid for at time of purchase.

Revenue related to distribution customers is recorded when the customer is determined to have taken control of the product. This determination is based on the customer specific terms of the arrangement and gives consideration to factors including, but not limited to, whether the customer has an unconditional obligation to pay, whether a time period or event is specified in the arrangement and whether the Company can mandate the return or transfer of the products. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with collected taxes recorded as current liabilities until remitted to the relevant government authority.

Cost of Goods Sold

Hemp Cultivation and Production

Cost of goods sold includes the costs directly attributable to production of inventory such as cultivation costs, extraction costs, packaging costs, security, and allocated overhead. Overhead expenses include allocations of rent, administrative salaries, utilities, and related costs.

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

Veritas Farms, Inc. and Subsidiary

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at December 31, 2018 and December 31, 2017.

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

Veritas Farms, Inc. and Subsidiary

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

Effective September 27, 2017 the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2018 and December 31, 2017.

Veritas Farms, Inc. and Subsidiary

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

Veritas Farms, Inc. and Subsidiary

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

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.

NOTE 2: INVENTORIES

Inventory consists of:
	December 31, 2018	December 31, 2017
Inventory
Work In Progress	$2,241,554	$1,370,148
Finished Goods	72,604	44,802
Other	194,796	13,808

Inventory	$2,508,954	$1,428,758

During the periods ending December 31, 2018 and 2017, the Company realized a loss from destruction of plants in the amounts of $0 and $202,920, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 3: PROPERTY AND EQUIPMENT

		December 31,	December 31,
	Life	2018	2017
PROPERTY AND EQUIPMENT
Land and Land Improvements	—	$398,126	398,126
Building and Improvements	39	1,465,245	1,443,182
Greenhouse	39	693,987	693,987
Fencing and Irrigation	15	203,793	185,895
Machinery and Equipment	7	1,475,644	941,702
Furniture and Fixtures	7	224,682	216,116
Computer Equipment	5	20,053	20,053
Vehicles	5	31,161	16,161
		$4,512,691	$3,915,222
Less Accumulated Depreciation		(580,232)	(306,038)
Property and Equipment		$3,932,459	3,609,184

Total depreciation expense was $274,195 and $232,720 for the years ended December 31, 2018 and 2017, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 4: LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2018	December 31, 2017

Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$99,902	$112,903

Note Payable which requires monthly payments of $3,690 including interest at 5.16% per annum until December 1, 2022 when the balance is due in full. The note is secured by specific assets of the Company.	146,791	—

Capital Lease Payable which requires monthly payments of $32,850 until May 2018, when the Company may purchase the equipment for $1. The Company made no payments since August 2016 and was in default with the lessor until December 2018, when the liability was formally forgiven.	—	538,254

	246,693	651,157
Less Current Portion	(50,432)	(551,191)
Long-Term Debt - net of current portion	$196,261	$99,966

Future principal payments for the next 5 years are as follows for the years ended December 31:

2019	$50,432
2020	122,865
2020	36,698
2021	36,698
Thereafter	—
$246,693

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5: STOCK-BASED COMPENSATION

The Company approved their 2017 Incentive Stock Plan on September 27, 2017 (the “Incentive Plan”) which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 45 million shares. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined by the Board of Directors or any of the Committees appointed under the Incentive Plan at the time of grant.

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

	Year Ended December 31:
	2018	2017
Non-Qualified Stock Options – Immediate	$251,023	$194,197
Incentive Stock Options - Time Bases	623,620	—
Total Stock-based Compensation Expense	$874,643	$194,197

Stock option activity was as follows in the periods ended December 31, 2018 and December 31, 2017:

	Stock Options	Weighted- Average Exercise	Weighted- Average Remaining
Outstanding at December 31, 2017	3,200,000	$0.08	9.75 Years
Granted	6,050,000	$0.35	9.60 Years
Exercised	—
Forfeited/Canceled	(150,000)
Outstanding at December 31, 2018	9,100,000	$0.26	9.30 Years

Vested at December 31, 2018	2,575,000	$0.34	9.15 Years
Exercisable at December 31, 2018	2,575,000	$0.34	9.15 Years

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5: STOCK BASED COMPENSATION (CONTINUED)

The Company estimated the fair value of each stock option on the date of grant using the Black Scholes valuation model with the following assumptions:

Valuation Assumptions
Risk-free interest rate	2.14% – 2.94%
Expected dividend yield	0%
Expected stock price volatility	105% - 180%
Expected life of stock options (in years)	10

NOTE 6: OPERATING LEASES

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $44,813 and $48,896 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018 and December 31, 2017, operating leases have no minimum rental commitments.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 7: COMMON STOCK (CONTINUED)

In 2018 the Company issued 50,384,833 shares of common stock for proceeds of $5,532,852, net of $409,495 issuance costs, and 1,225,000 shares of common stock for marketing services valued at $388,000.

1.	NOTE 8: INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal Taxes (credits) at statutory rates	$(965,000)	$(518,000)
State and local taxes, net of Federal benefit	$(177,000)	$(69,000)
Change in valuation allowance	1,142,000	587,000
	$—	$—

Components of deferred tax assets are as follows:	December 31, 2018	December 31,
	2018	2017
Deferred Tax Assets;
Net Operating Loss Carryforwards	$1,515,000	$397,000
Accrued Related Party Expenses	5,000	—
Total Deferred Tax Assets	1,520,000	397,000
Valuation Allowance	(1,304,000)	(162,000)

Total Deferred Tax Assets net of Valuation Allowance	$216,000	$235,000
Deferred Tax Liabilities;	—	—
Depreciation and Amortization	200,000	235,000
Prepaid Expense	16,000	—
Total Deferred Tax Liabilities	216,000	235,000

Net Deferred Tax Assets	$—	$—

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8: INCOME TAX (CONTINUED)

The Company has approximately $5,713,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax liability associated with timing differences related to depreciation and amortization includes $69,000 of liability resulting from tax depreciation deducted in excess of GAAP depreciation prior to the Company becoming taxed as a C-Corporation.

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

NOTE 9: CONCENTRATIONS

The Company had one customer in the year ended December 31, 2018 accounting for 31% of total sales. In 2017, the Company had one customer accounting for 72% of sales.

The Company had two customers at December 31, 2018 accounting for 30% and 24% of accounts receivable. At December 31, 2017, one customer accounted for 79% of accounts receivable.

NOTE 10: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2018, the Company had an accumulated deficit of $7,927,000, and a net loss of $3,835,983. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

NOTE 11: RELATED PARTY

The Company incurred $239,305 and $152,480 of related party legal expenses during the years ended December 31, 2018 and 2017, respectively for legal services. As of December 31, 2018 and December 31, 2017, the Company had related party legal accruals for $0 and $93,220, respectively.

The Company entered into various note payables with stockholders of the company between June 2017 and June 2018. The notes bear interest between 2.00% and 3.00% per annum. Principal and interest are payable in one installment due January 1, 2019. The principal balance due on these notes was $262,924 and $1,030,080 as of December 31, 2018 and December 31, 2017. Interest accrued was $17,949 and $16,230 as of December 31, 2018 and December 31, 2017, respectively. The Company issued stock incentives to various directors and employees. Refer to Note 5 for additional details.

NOTE 12: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determined that there were no events requiring adjustment to our disclosure in the consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer, who currently serves as our principal executive, financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as our principal executive, financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer has concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

(a) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley ct. Our Chief Executive Officer evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held

Alexander M. Salgado	52	Chief Executive Officer, Secretary and Director

Erduis Sanabria	45	Executive Vice President and Director

Dave Smith	64	Chief Operating Officer

Rianna Meyer	49	Vice President of Operations

Derek Thomas	34	Vice President of Business Development

Bao T. Doan, M.D. Kellie Newton	46 59	Director Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Alexander M. Salgado co-founded Veritas Farms and has served as its Chief Executive Officer since its inception in January 2015.  From 2013 to 2015, Mr. Salgado was the Chief Operating Officer of IXE Agro USA LLC, a division of a multi-national conglomerate of firms involved in the agricultural industry focused on the growing, marketing, shipping and selling of fresh produce throughout the Americas. From 2006 to 2013, Mr. Salgado was the President of Protex Investment Group LLC, a real estate acquisition and management consultation company. Since 2000, Mr. Salgado, a board licensed Certified Public Accountant has also served as President of Alexander M. Salgado, CPA, PA, an accounting, tax and consulting firm located in Miami, Florida. Mr. Salgado holds a bachelor’s degree in Accounting from Florida International University.

Erduis Sanabria co-founded Veritas Farms and has served as its Executive Vice President since its inception in January 2015.  From December 2012 to August 2014, Mr. Sanabria served as the Managing Member of Pam Exchange Recycling, LLC, a company he co-founded engaged in the business of recycling aluminum products in the Dominican Republic.  During that same period, Mr. Sanabria served as Manager of Pam Exchange, LLC, a South Florida based diamond and watch trading company he founded in May 2010.

Dave Smith joined the Company as its Chief Operating Officer in September 2018. In an almost 40-year career, Mr. Smith has held various executive management positions in marketing, sales, operations, and business development. Prior to joining Veritas Farms, he was President of Inter-Continental Cigar Corporation, distributor of Al Capone Cigarillos, the #1 premium cigarillo in the U.S., from 2011 to 2018.

From 2008 to 2011, Mr. Smith was President of JDS Consumer Solutions, a Florida-based consumer and customer sales and marketing solutions provider. From 2006 to 2008, he was Chief Operating Officer of Pantheon Chemical, an Arizona-based “green” chemical company. From 2002 to2006, he was Senior Vice President and subsequently, Chief Operating Officer of FB Foods Inc., a Florida-based manufacturer of children’s refrigerated meals.

From 1989 to 2001, Mr. Smith held various senior positions with fruit beverage giant Tropicana Products, including Director Business Development-Asia Pacific from 1998 to 2001 (Hong Kong), Commercial Director from 1994 to 1996 (Taiwan), Director Channel Development-Grocery in 1993 (Florida), Director-National Accounts in 1992 (Florida), Southern Division Manager in 1991 (Florida) and Region Manager from 1989 to 1990 (Alabama).

Mr. Smith has also held key positions with other Fortune 500 companies, including Director-Sales and Marketing of The Seagram Company Ltd. from 1996 to1998 and various management positions with The Gillette Company Safety Razor Division from 1981 to1989. He is a veteran of the U.S. Navy (Seabees) and graduate of the University of Alabama at Birmingham.

Rianna Meyer joined the Company in August 2015 and became Vice President of Operations on November 20, 2017. As an original team member of the Company, she has overseen the successful establishment and growth of Veritas Farms’ operations and employee team. Ms. Meyer’s daily operations responsibilities include overseeing the cultivation team, laboratory technicians, and overall production of Veritas Farms products.   Prior to joining the Company, she was the principal of her own consulting firm from 2014 to 2015, focused on assisting cannabis licensees in Colorado with compliance and other industry related matters. Prior to joining the legal cannabis industry, Ms. Meyer supported the National Science Foundation as a Fire Captain for the Antarctica Program. Ms. Meyer also served in the United States Air Force.

Derek Thomas joined the Company on December 6, 2017 as its Vice President of Business Development. Mr. Thomas is a business development, branding, and communications strategist who is focused on helping companies grow their brands and tell their compelling stories. From 2014 until joining the Company, he worked as an independent consultant with various startups to evolve the dialogue taking place between consumers and brands, particularly in the cannabis industry, including the Hemp Blue and Technical420 brands. Mr. Thomas previously spent several years working in hospitality for multimillion-dollar brands. From 2012 to 2014, Mr. Thomas was the Director of International Business Development of Life In Color, a wholly owned subsidiary of Live Style Inc., the largest global producer of live events and digital entertainment content focused on electronic music culture (EMC) and other world-class festivals. From 2010 to 2012, Mr. Thomas managed operations, private rentals and special events as a General Manager with sbe Group, operator of the luxury SLS Hotels in Miami, Beverly Hills, South Beach, and Las Vegas.

Bao T. Doan, M.D. joined the Company’s board of directors on April 8, 2019.  Dr. Doan has been a practicing interventional radiologist for over twenty (20) years and since 2009 has served as National Medical Director and Staff Interventional and Diagnostic Radiologist for Envision Physician Services (formerly Sheridan Healthcare, Inc.) in Plantation, Florida.  Dr. Doan, a dual American board-certified radiologist and interventional radiologist, holds a medical degree from McGill University Health Center in Montreal, Canada and a master’s degree in business administration, healthcare management, from Western Governors University.  Dr. Doan has published professional articles and papers and is a member of various professional organizations. We believe that given her medical experience, Dr. Doan will be a valuable addition to our board of directors.

Kellie Newton joined the Company’s board of directors on April 8, 2019. Ms. Newton has over thirty (30) years of experience in the practice of corporate law, representing non-profit and companies in a variety of matters including commercial transactions and corporate governance. Since December 2017, she has been a partner at Whiteford, Taylor & Preston in Washington, D.C. and prior thereto, she was a partner at Dentons and its predecessor firm, McKenna Long & Aldridge in Washington, D.C. from March 1993 to December 2017. Ms. Newton also is experienced as in-house counsel, having served as Corporate Counsel at ChemLawn Services Corporation, one of the largest corporations engaged in providing landscaping and indoor pest elimination services in the United States and Canada from 1990 to 1993 and as Senior Attorney at Warner Cable Communications, Inc. from 1985 to 1990. Ms. Newton holds a B.A. degree in history and political science from Dickinson College and a J.D. degree from Capital University Law School. We believe that Ms. Newton’s extensive experience in corporate law, particularly in the area of corporate governance will make her a valuable addition to our board of directors.

Family Relationships

There are no familial relationships among our officers and directors.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Director Independence

We believe that both Dr. Doan and Ms. Newton are “independent” as defined under Rule 10A-3(b)(1) under the Exchange Act. We intend to shortly add additional qualified individuals who would be so categorized to our board, so that the board will be comprised of a majority of “independent” directors. At least one of such individuals will be an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee. Once we add our third “independent” director, we will establish such committees, all the members of which will be “independent” directors.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each of our executive officers for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander M. Salgado,	2018	250,000	20,000	0	666,666	238,829	0	0		508,829
Chief Executive Officer	2017	150,000	0	0	1,000,000	76,155	0	0		226,153
	2016	0	0	0	0	0	0	0		0

Erduis Sanabria,	2018	250,000	20,000	0	666,666	238,829	0	0		508,829
Executive Vice President Officer	2017	150,000	0	0	1,000,000	76,155	0	0		226,153
	2016	0	0	0	0	0	0	0		0

Derek Thomas,	2018	87,500	5,000	0	0	0	0	0		92,500
Vice President of Business Development (2)	2017	8,331	0	0	0	0	0	0		8,331

Rianna Meyer,	2018	132,500	10,000	0	0	0	0	0		142,500
Vice President of Operations	2017	75,000	0	0	500,000	11,423	0	0		86,423
	2016	70,000	0	0	0	0	0	0		70,000

Dave Smith, Chief Operating Officer(3)	2018	69,500	0	0	375,000	134,413	0	0		203,913

Jaitegh Singh,	2018	0	0	0	0	0	0	0		0
Vice President (4)	2017	0	0	0	0	0	0	0		0

(1) Represents options granted under our 2017 Incentive Stock Plan.

(2) Mr. Thomas joined the Company in December 2017.

(3) Mr. Smith joined the Company in September 2018.

(4) Mr. Singh stepped down from his positions with the Company in March 2018.

Employment Agreements

At Closing of the Acquisition on September 27, 2017, the Company entered into employment agreements with each of Messrs. Salgado and Sanabria. Each employment agreement provides for a three-year rolling term, base salary of $150,000, increasing to $250,000 on April 1, 2018 and a grant of 1,000,000 vested options under the Company’s 2017 Stock Incentive Plan. The options are exercisable at any time during the ten (10) year period commencing on the date of grant, at an exercise price of $0.0833 per share and are otherwise subject to the terms of the 2017 Stock Incentive Plan. The employment agreements also contain customary confidentiality, non-competition and change in control provisions.

In August 2018, the Company granted an additional 2,000,000 options to each of Messrs. Salgado and Sanabria under the Company’s 2017 Stock Incentive Plan. The options vest in three equal installments on the date of grant, on the six-month and first anniversaries of the date of grant. The options are exercisable, to the extent vested, at any time during the ten (10) year period commencing on the date of grant, at an exercise price of $0.36 per share and are otherwise subject to the terms of the 2017 Stock Incentive Plan.

In August 2018, the Company entered into a three-year employment agreement with Dave Smith, to serve as the Company’s Chief Operating Officer, effective in September 2018. The employment agreement provides for a base salary of $225,000, the ability to be granted an annual bonus of up to $125,000 based on performance criteria set by the board of directors and a grant of 750,000 options under the Company’s 2017 Stock Incentive Plan, 375,000 of which vested on the grant date and the 375,000 balance of which will vest on the six-month anniversary of the grant date. The options are exercisable, to the extent vested, at any time during the ten (10) year period commencing on the date of grant, at an exercise price of $0.36 per share and are otherwise subject to the terms of the 2017 Stock Incentive Plan. The employment agreement also contains customary confidentiality, non-competition and change in control provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2018, the end of our last completed fiscal year.

Grantee	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Exercise Price	Option Expiration Date	Number of Shares that have not vested	Market Value of Shares that have not Vested
Alexander Salgado	1,000,000	0	0.0833	9/27/2027	0	0
Alexander Salgado	666,667	1,333,333	0.36	8/6/2028	1,333,333	0
Erduis Sanabria	1,000,000	0	0.0833	9/27/2027	0	0
Erduis Sanabria	666,667	1,333,333	0.36	8/6/2028	1,333,333	0
Rianna Meyer	166,667	333,333	0.0833	9/27/2027	333,333	72,222
Rianna Meyer	0	200,000	0.36	8/6/2028	200,000	0
Derek Thomas	0	200,000	0.2	5/10/2028	200,000	20,000
Derek Thomas	0	200,000	0.36	8/6/2028	200,000	0
Dave Smith	375,000	375,000	0.36	9/24/2028	375,000	0

Compensation of Directors

We do not compensate employee directors for their services as such. As we had no non-employee directors during 2018, our last completed fiscal year, no compensation was paid to our directors for their services as such. With the appointment of our first two non-employee directors (Dr. Bao Doan and Ms. Kellie Newton) in April 2018, we have agreed to compensate non-employee directors with an annual grant of stock options under our 2017 Incentive Stock Plan, in an amount and on terms to be determined by the board of directors. The initial grants to each of Dr. Doan and Ms. Newton are for options to purchase 100,000 shares at an exercise price of $0.645 per share. The options vest in four (4) quarterly installments commencing ninety (90) days from the date of grant and are contingent upon their continued service on the board. We have also agreed to reimburse them for out-of-pocket expenses incurred in connection with attending board and committee meetings and have entered into indemnification agreements with each director.

2017 Incentive Stock Plan

Our 2017 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2017 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2017 Incentive Stock Plan is administered by the compensation committee, or alternatively, if there is no compensation committee, the board of directors. Originally 12,500,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2017 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, commencing January 1, 2019, so that the number of shares covered by the 2017 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock as of that measurement date. As of January 1, 2019, 16,725,726 shares have been reserved for issuance and the Company has granted options to purchase 9,100,000 shares under the 2017 Incentive Stock Plan. Such options are exercisable at prices ranging from of $0.833 to $0.35 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this report, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group.  Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 1512 E. Broward Blvd, Suite 300, Fort Lauderdale, FL 33301.

Names and addresses of beneficial owners	Number of shares of common stock*	Percentage of class (%)*

Directors and executive officers:

Alexander M. Salgado (1)	29,007,833	25.8

Erduis Sanabria (2)	29,007,833	25.8

Dave Smith	375,000	*

Rianna Meyer	166,667	*

Derek Thomas	66,667	*

Bao T. Doan, M.D.	0	0

Kellie Newton	0	0

All directors and executive officers as a group (seven persons) (1)(2)	35,229,850	30.7

Other 5% or greater shareholders:

George Attlee Boden 198 Magellan Quay Grand Cayman Cayman Islands KY1-1108	14,375,000	13.1

William R. Maines 15 Meadowood Lane Binghamton, NY 13901	10,000,000	9.1

*	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this prospectus.

(1)	Includes (a) 5,680,350 shares owned of record by Mr. Salgado; (b) 2,333,333 shares underlying presently exercisable options held by Mr. Salgado; and (c) 20,994,150 shares held by other shareholders who were former Members of 271, which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) pursuant to a five-year voting agreement entered into among Messrs. Salgado, Sanabria and such other shareholders at Closing of the Acquisition on September 37, 2017 (the “Voting Agreement”).

(2)	Includes (a) 5,680,350 shares owned of record by Mr. Sanabria; (b) 2,333,333 shares underlying presently exercisable options held by Mr. Sanabria; and (c) 20,994,150 shares held by other shareholders who were former Members of 271, which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) pursuant to the Voting Agreement.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	9,1,000 shares(1)	$0.26	6,625,726 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	9,100,000 shares (1)	$0.26	6,625850,726 shares (1)

(1)	Represents shares of common stock underlying options granted or reserved for issuance under our 2017 Incentive Stock Plan as of December 31, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Voting Agreement

At Closing of the Acquisition, on September 27, 2017, shareholders holding 26,674,500 shares of our common stock, who were former Members of 271, including Messrs. Salgado and Sanabria, entered into the Voting Agreement, pursuant to which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) such shares for a five-year period.

Loans

Prior to completion of the Private Offering in July 2018, a primary source of capital to develop and implement our business plan came from the proceeds of loans made by members of 271during 2017 prior to completion of the Acquisition (none of which lenders was an officer, director or principal shareholder of the Company) and loans made during 2017 and 2018 by Erduis Sanabria, our Executive Vice President and a director. The loans accrued interest at rates between 2% and 3% per annum. As of December 31, 2017, the principal balance of the loans from members of 271 aggregated approximately $745,000 and the loans from Mr. Sanabria aggregated approximately $798,000. As of December 31.2018, the principal balance of the loans to the members of 271were reduced to $40,985 and $221,939, respectively and the principal balance of these loans together with accrued interest are expected to be repaid in full by April 30, 2019.

Legal Services

A law firm owned by the brother of Alexander M. Salgado, our Chief Executive Officer, rendered legal services to the Company during the years ended December 31, 2018 and December 31, 2017. The firm was paid an aggregate of $239,305 and $116,955 for such services during 2018 and 2017, respectively and accrued $-0- and $116,955 for such services during 2018 and 2017, respectively.

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

Item 14.  Principal Accounting Fees and Services.

Prager Metis CPAs LLC (“Prager”) is our current independent registered public accounting firm and Paritz & Co., P.A. (“Paritz”), a predecessor firm to Prager, was our independent registered accounting firm for the year ended December 31, 2017.

Audit Fees

Aggregate audit fees billed by Prager for the year ended December 31, 2018 and by Paritz for the year ended December 31, 2017 were $38,500 and $42,500, respectively.

Audit-Related Fees

There were no audit-related fees billed by Prager for the year ended December 31, 2018 or by Paritz for the year ended December 31, 2017.

Tax Fees

There were no tax fees billed by Prager for the year ended December 31, 2018 or by Paritz for the year ended December 31, 2017.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2018 and December 31, 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and December 31, 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and December 31, 2017

Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2018 and December 31, 2017

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(2)

10.1	Securities Exchange Agreement(3)

10.2	Employment Agreement with Alexander M. Salgado(3)*

10.3	Employment Agreement with Erduis Sanabria(3)*

10.4	2017 Stock Incentive Plan(3)*

10.5	Voting Agreement(3)*

10.6	Code of Ethics(4)

10.7	Form of Non-Employee Director Appointment Letter with attached Form of Non-Employee Director Indemnification Agreement(5)

21.1	Subsidiaries of Registrant(4)

23.1	Consent of Prager Metis CPAs LLC(6)

23.2	Consent of Paritz & Co, P.A.(6)

31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer(6)

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer(6)

(1)

Filed as an exhibit to the registrant’s Current Report on Form 8-K dated November 13, 2017 and incorporated herein by reference, except for an amendment thereto, filed as an exhibit to the registrant’s current report on Form 8-K dated February 5, 2019 and incorporated herein by reference.

(2)	Filed as an exhibit the registrant’s Registration Statement on Form S-1 (File No. 333-210190) and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated November 13, 2017 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated April 9, 2019 and incorporated herein by reference

(6)	Filed herewith.

*Management compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITAS FARMS, INC.

Dated: April 17, 2019	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alexander M. Salgado	Chief Executive Officer and Director	April 17, 2019
Alexander M. Salgado	(Principal Executive, Financial and Accounting Officer)

/s/ Erduis Sanabria	Executive Vice President and Director	April 17, 2019
Erduis Sanabria

/s/ Bao T. Doan	Director	April 17, 2019
Bao T. Doan, M.D.

/s/ Kellie Newton	Director	April 17, 2019
Kellie Newton