Form 10-Q
period 2019-03-31
Veritas Farms, Inc.
filed 2019-05-16
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Commission file number: 333-191251

Veritas Farms, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1254190
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1512 E. Broward Blvd., Suite 300, Fort Lauderdale, FL 33301

(Address of Principal Executive Offices)

(561) 288-6603

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 15, 2019 was 121,288,173 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Veritas Farms, Inc. and Subsidiary

Consolidated Balance Sheets

 (unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$110,076	$164,086
Inventories	2,658,581	2,508,954
Accounts Receivable	543,828	244,150
Prepaid Expenses	74,308	116,403

Total Current Assets	$3,386,793	$3,033,593

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $664,230 and $580,232, respectively	$4,241,308	$3,932,459

Right of Use Assets	194,800	—
Deposits	48,034	48,034

TOTAL ASSETS	$7,870,935	$7,014,086

See Accompanying Notes to unaudited Consolidated Financial Statements

	March 31,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$372,660	$189,431
Accrued Expenses	198,354	165,677
Accrued Interest - Related Parties	20,139	17,949
Notes Payable - Related Parties	472,924	262,924
Deferred Rent	7,045	7,045
Deferred Revenue	406	45,018
Advances for Stock Warrants - Shareholders	1,343,125	—
Current Portion of Right of Use Lease Liability	80,690	—
Current Portion of Long Term Debt	133,226	50,432
Total Current Liabilities	$2,628,569	$738,476

LONG-TERM LIABILITIES
Long-term Debt, net of current portion	$100,919	$196,261
Right of Use Lease Liability, net of current portion	112,720	—
Total Liabilities	$2,842,208	$934,737

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 112,271,499 and 111,504,833 shares issued and outstanding at March 31, 2019 and December 31, 2018 respectively	$112,272	$111,505
Additional Paid in Capital	14,670,379	13,894,844
Accumulated Deficit	(9,753,924)	(7,927,000)
Total Stockholders’ Equity	$5,028,727	$6,079,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,870,935	$7,014,086

See Accompanying Notes to unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018

Sales	$1,524,930	$331,416

Cost of sales	820,109	198,003
Plant Inventory Write-off	77,387	—
Total Cost of sales	897,496	198,003

Gross profit	$627,434	$133,413

Operating Expenses
Selling, General and Administrative	$2,447,454	$500,945
Total Operating Expenses	$2,447,454	$500,945
Operating loss	$(1,820,020)	$(367,532)

Other Expenses (Income)
Other Income	$—	$(23,927)
Interest Expense - Related Party	2,281	6,387
Interest Expense - Other	4,623	3,303
Total Other Expenses	6,904	(14,237)

Loss before Provision for Income Taxes	$(1,826,924)	$(353,295)

Income Tax Provision	—	—

NET LOSS	$(1,826,924)	$(353,295)

Net Loss per Share	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	112,019,814	60,060,978

See Accompanying Notes to unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, December 31, 2017	59,895,000	$59,895	$7,139,409	$(4,091,017)	$3,108,287

Issuance of Common Stock for Cash	224,000	224	81,826	—	82,050

Issuance of Common Stock for Services	50,000	50	20,450	—	20,500

Stock-based Compensation	—	—	50,564	—	50,564

Net Loss	—	—	—	(353,295)	(353,295)

Balance, March 31, 2018	60,169,000	$60,169	$7,292,249	$(4,444,312)	$2,908,106

Balance, December 31, 2018	111,504,833	$111,505	$13,894,844	$(7,927,000)	6,079,349

Warrants Excercised	766,666	767	114,233	—	115,000

Stock-based Compensation	—	—	661,302	—	661,302

Net Loss	—	—	—	(1,826,924)	(1,826,924)

Balance, March 31, 2019	112,271,499	$112,272	$14,670,379	$(9,753,924)	$5,028,727

See Accompanying Notes to unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,826,924)	$(353,295)
Adjustments to Reconcile Net Loss to Net Cash
Used Operating Activities
Depreciation	83,998	63,262
Amortization of Right of Use Assets	20,152	—
Stock-based Compensation	661,302	71,014
Changes in Operating Assets and Liabilities
Inventories	(149,627)	(56,476)
Prepaid Expenses	42,095	11,724
Accounts Receivable	(299,678)	(5,985)
Deferred Revenue	(44,612)	—
Accrued Interest - Related Parties	2,190	6,386
Right of Use Lease Liability	(21,542)	—
Accrued Expenses	32,677	60,096
Accounts Payable	183,229	67,340
NET CASH USED IN OPERATING ACTIVITIES	(1,316,740)	(135,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$(392,847)	$—
NET CASH USED IN INVESTING ACTIVITIES	(392,847)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Long-term Debt	$(12,548)	$(3,178)
Advances for Stock Warrants - Shareholders	1,343,125	—
Proceeds from Notes Payable - Related Parties net of repayments of $360,000	210,000	—
Proceeds from Stock Warrants Exercised	115,000	—
Proceeds from Note Payable Stockholders	—	29,209
Proceeds from Issuance of Common Stock	—	82,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,655,577	108,131
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,010)	(27,803)
CASH AND CASH EQUIVALENTS - Beginning of Period	164,086	27,803
CASH AND CASH EQUIVALENTS - End of Period	$110,076	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$2,995	$1,678
Cash Paid for Income Taxes	$—	$—
Non-Cash Financing Activities
Operating Lease Right of Use Asset Obtained in Exchange for Lease Obligations	$214,952	$—

See Accompanying Notes to unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Veritas Farms, Inc. (Formerly Known As SanSal Wellness Holdings Inc.) (the “Company”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.” Effective as of February 5, 2019 the Company changes its name from “SanSal Wellness Holdings, Inc.” to Veritas Farms, Inc.” The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp pursuant to Federal law on its farm.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2018, filed with the SEC on April 16, 2019.

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

Veritas Farms, Inc. and Subsidiary

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at March 31, 2019 and December 31, 2018.

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

Veritas Farms, Inc. and Subsidiary

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

Effective September 27, 2017 the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at March 31, 2019 and December 31, 2018.

Leases

The Company has one leased buildings in Fort Lauderdale, Florida that is classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases (Continued)

The standard was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Finance leases are not material to the Company and were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC 840.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

NOTE 2:	INVENTORIES

Inventory consists of:

	March 31,	December 31,
	2019	2018
Inventory
Work In Progress	$2,317,635	$2,241,554
Finished Goods	64,532	72,604
Other	276,414	194,796

Inventory	$2,658,581	$2,508,954

During the periods ending March 31, 2019 and December 31, 2018, the Company realized a loss from destruction of plants in the amounts of $77,387 and $0, respectively.

NOTE 3:	PROPERTY AND EQUIPMENT

		March 31,	December 31,
	Life	2019	2018
PROPERTY AND EQUIPMENT
Land and Land Improvements	—	$398,126	398,126
Building and Improvements	39	1,465,245	1,465,245
Greenhouse	39	693,987	693,987
Fencing and Irrigation	15	248,723	203,793
Machinery and Equipment	7	1,811,899	1,475,644
Furniture and Fixtures	7	236,344	224,682
Computer Equipment	5	20,053	20,053
Vehicles	5	31,161	31,161
		$4,905,538	$4,512,691
Less Accumulated Depreciation		(664,230)	(580,232)
Property and Equipment		$4,241,308	3,932,459

Total depreciation expense was $83,998 and $63,292 for the periods ending March 31, 2019 and 2018, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

NOTE 4:	LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018

Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$96,528	$99,902

Note Payable which requires monthly payments of $3,690 including interest at 5.16% per annum until December 1, 2022 when the balance is due in full. The note is secured by specific assets of the Company.	137,617	146,791

	234,145	246,693
Less Current Portion	(133,226)	(50,432)
Long-Term Debt - net of current portion	$100,919	$196,261

Future principal payments for the next 5 years are as follows for the years ended December 31:

2019	$36,402
2020	124,347
2020	36,698
2021	36,698
Thereafter	—
$234,145

Veritas Farms, Inc. and Subsidiary

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

The Company’s outstanding stock options have a 10-year term. Outstanding non-qualified stock options granted to employees and a consultant vest on a case by case basis. Outstanding incentive stock options issued to employees vest over a three-year period. The incentive stock options granted vest based solely upon continued employment (“time-based”). The Company’s time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards where 33.3% of the award vests on each of the three anniversary dates. Outstanding incentive stock options issued to executives vest partially upon grant date, with the residual vesting over the subsequent six or 12 months.

	Three Months Ended
	March 31:
	2019	2018
Non-Qualified Stock Options - Immediate	$661,302	$50,564
Incentive Stock Options - Time Bases	—	—
Total Stock-based Compensation Expense	$661,302	$50,564

Stock option activity was as follows in the periods ended March 31, 2019 and December 31, 2018:

		Weighted-	Weighted-
	Stock	Average	Average
	Options	Exercise	Remaining
Outstanding at December 31, 2018	9,100,000	$0.2638	9.30
Granted	375,000	$0.64	9.99
Exercised	—
Forfeited/Canceled	—
Outstanding at March 31, 2019	9,475,000	$0.27	9.14

Vested at March 31, 2019	6,658,333	$0.27	9.06
Exercisable at March 31, 2019	6,658,333	$0.27	9.06

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

NOTE 5:	STOCK BASED COMPENSATION (CONTINUED)

The Company estimated the fair value of each stock option on the date of grant using the Black Scholes valuation model with the following assumptions:

Valuation Assumptions
Risk-free interest rate	2.14% – 2.31%
Expected dividend yield	0%
Expected stock price volatility	180%
Expected life of stock options (in years)	10

NOTE 6:	LEASES

We adopted ASC 842 using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet at March 31, 2019:

	Three Months Ended March 31,
	2019	2018
Right of Use Lease Liabilities
Current portion	$80,690	$—
Long-term portion	112,720	—
	$193,410	$—

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $8,159 and $11,724 for the periods ended March 31, 2019 and 2018, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

NOTE 6:	LEASES (CONTINUED)

On June 22, 2018, the Company entered into a sublease agreement with ESDA Inc., a Florida Corporation. The Agreement went into effect as of July 1, 2018 with a term of three years expiring August 31, 2021. The lease contains annual escalators and charges Florida sales tax. Total depreciation expense related to the lease was $20,152 for the three months ended March 31, 2019.

NOTE 7:	COMMON STOCK

In 2018 the Company issued 50,384,833 shares of common stock for proceeds of $5,532,852, net of $409,495 issuance costs, and 1,225,000 shares of common stock for marketing services valued at $388,000.

In 2019, 766,666 stock warrants were exercised for $115,000.

As of March 31, 2019, there is a liability of $1,343,125 for funds received from exercising warrants from investors that had not yet been converted into equity.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

NOTE 8:	INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Federal Taxes (credits) at statutory rates	$(400,000)	$(124,000)
Permanent differences	—	—
State and local taxes, net of Federal benefit	$(84,000)	$(16,000)
Change in valuation allowance	484,000	140,000
	$—	$—

Components of deferred tax assets are as follows:	Three Months Ended	December 31,
	March 31, 2019	2018
Deferred Tax Assets;
Net Operating Loss Carryforwards	$2,058,000	$1,515,000
Accrued Related Party Expenses	5,000	5,000
Total Deferred Tax Assets	2,063,000	1,520,000
Valuation Allowance	(1,788,000)	(1,304,000)

Total Deferred Tax Assets net of Valuation Allowance	$275,000	$216,000
Deferred Tax Liabilities;	—	—
Depreciation and Amortization	260,000	200,000
Prepaid Expense	15,000	16,000
Total Deferred Tax Liabilities	275,000	216,000

Net Deferred Tax Assets	$—	$—

The Company has approximately $7,795,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax liability associated with timing differences related to depreciation and amortization includes $69,000 of liability resulting from tax depreciation deducted in excess of GAAP depreciation prior to the Company becoming taxed as a C-Corporation.

Veritas Farms, Inc. and Subsidiary

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

The Company had one customer in the period ended March 31, 2019 accounting for 10% of total sales. Through March 2018, the Company had three customer accounting for 57%, 20%, 10% of sales.

The Company had three customers at March 31, 2019 accounting for 30%, 15%, and 12% of accounts receivable. At December 31, 2018, the Company had three customers accounting for 35%, 24% and 15% of accounts receivable.

NOTE 10:	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended March 31, 2019, the Company had an accumulated deficit of $9,753,924, and a net loss of $1,826,924. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

NOTE 11:	RELATED PARTY

The Company incurred $37,500 and $39,200 of related party legal expenses during the periods ended March 31, 2019 and 2018, respectively for legal services. As of March 31, 2019 and December 31, 2018, the Company had related party legal accruals for $0 and $132,420, respectively.

The Company entered into various note payables with stockholders of the company between June 2017 and March 2019. The notes bear interest between 2.00% and 3.00% per annum. Principal and interest are payable in one installment due June 30, 2019. The principal balance due on these notes was $472,924 and $262,924 as of March 31, 2019 and December 31, 2018. Interest accrued was $20,139 and $17,949 as of March 31, 2019 and December 31, 2018, respectively.

The Company issued stock incentives to various directors and employees. Refer to Note 5 for additional details.

NOTE 12:	SUBSEQUENT EVENTS

On April 4, 2018, Veritas Farms commenced a private offering of its equity securities to “accredited investors” pursuant to Rule 506(c) promulgated under the Securities Act of 1933, as amended. The Company is offering for sale up to $10,000,000 of its equity securities on a “best efforts” (no minimum) basis, with the right to increase the maximum amount of the offering to $15,000,000. The securities, when issued will be restricted securities of the Company.

As of March 31, 2019, there is a liability of $1,343,125 for funds received from warrant, holders for the exercise of warrants that had not yet been converted into equity. As of the report date all 8,954,167 of the warrants were exercised into shares of common stock for $1,343,125. Proceeds to the Company, net of placement agent fees and costs were $1,275,969.

Subsequent to March 31, 2019, the Company issued 62,500 shares of common stock to a single consultant for services rendered in 2018 and 2019.

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenues. We had net sales for the three months ended March 31, 2019 of $1,524,930 as compared to $331,416 for the three months ended March 31, 2018, giving effect to the ramp up of commercial production and sale of newly branded Veritas Farms™ hemp extract products and additional marketing and sales efforts in the 2019, quarter from the 2018 quarter. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own product lines. We anticipate the trend of increasing sales and decreased reliance on these customers to continue throughout 2019.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $820,109 for the three months ended March 31, 2019, from $198,003 for the comparable quarter in 2018, as a result of increased sales in the 2019 quarter, in addition to a plant inventory write off of $77,387. We had gross profit of $627,434 for the three months ended March 31, 2019, as compared to gross profit of $133,413 for the three months ended March 31, 2018.

Expenses. Selling, general and administrative expenses increased to $2,447,454 for the three months ended March 31, 2019, from $500,945 for the three months ended March 31, 2018, reflecting the expansion of operations as a result of the increased availability of capital during the 2019 quarter. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest expense for the three months ended March 31, 2019 was $6,904, $2,281 of which was attributable to loans from a principal shareholder, as compared to $9,690 for the three months ended March 31, 2018, $6,387 of which was attributable to loans from a principal shareholder.

As a result of the increase in operating, marketing and public company expenses incurred during the three months ended March 31, 2019, net loss for the three months ended March 31, 2019, increased to $1,826,921 or $(0.02) per share based on 112,019,814 weighted average shares outstanding, from $353,295 or $0.01 per share for the three months ended March 31, 2018, based on 60,060,978 weighted average shares outstanding.

Liquidity and Capital Resources

As of March 31, 2019, total assets were $7,870,935, as compared to $7,014,086 at December 31, 2018. Assets primarily increased due to increases in accounts receivable and property, plant and equipment.

Total current liabilities as of March 31, 2019 were $2,628,569, as compared to $738,476 at December 31, 2018. The increase was due in large part to a liability of $1,343,125 attributable to funds received closing the 2019 quarter from warrant holders for the exercise of warrants sold in the private offering (as such terms are defined below), which shares of common stock have not yet issued for the exercise of the warrants as of March 31, 2019.

Net cash used in operating activities increased to $1,316,740 for the three months ended March 31, 2019, from $135,934 for the 2018 quarter. Results of operations, offset by increases in stock-based compensation and accounts payable comprised most of the change.

Net cash used in investing activities was $392,847 for three months ended March 31, 2019 as compared to $-0- for the three months ended March 31, 2018, reflecting an increase in cash used for the purchase of property and equipment in the 2019 quarter.

Net cash provided by financing activities was $1,655,577 for the three months ended March 31, 2019, primarily attributable to the proceeds from the exercises of warrants and notes payable, as compared to $108,131 for the three months ended March 31, 2018.

Our primary sources of capital to develop and implement our business plan have been the proceeds from private offerings of our equity securities, capital contributions made by members prior to completion of the September 2017 acquisition of 271 Lake Davis Holdings, LLC by the Company and loans from shareholders, including Erduis Sanabria, our Executive Vice President and a director. The shareholder loans which were evidenced by promissory notes issued to the lending shareholders, which accrued interest rates between 2% and 3% per annum which were paid in full by March 31, 2019

In June and July 2018, the Company completed a private offering (the “Private Offering”) of 29,250,000 Units (“Units”), at a price of $0.10 per Unit or total gross proceeds of $2,950,000. In addition, a $175,000 ninety (90) day convertible budge promissory note issued by the Company in May 2018 to a single accredited investor in a private transaction, converted in accordance with its terms into 2,191,096 Units at the first closing of the Private Offering.

Each Unit consisted of (a) one share of the Company’s common stock (“Shares”); and (b) one five-year common stock purchase warrant (“Warrants”). The Warrants entitle the holder thereof to purchase one Share at an exercise price of $0.15 during the five (5) year period following the closing of the Subscriber’s investment. The exercise price and number of Shares issuable upon exercise of the Warrants will be subject to anti-dilution adjustment in the event of stock splits, stock dividends and similar recapitalization events.

In order to raise additional capital, the Company has solicited the exercise of the Warrants issued in the Private Offering. As of the date of this report 28,404,166 of the Warrants have been exercised, resulting in proceeds to the Company, net of warrant solicitation fees of $213,031 of $4,097,469.

Moreover, in April 4, 2019, Veritas Farms commenced an additional private offering of its equity securities to “accredited investors” pursuant to Rule 506(c) promulgated under the Securities Act of 1933, as amended.  The Company is offering for sale up to $10,000,000 of its equity securities on a “best efforts” (no minimum) basis, with the right to increase the maximum amount of the offering to $15,000,000. The securities, when issued will be restricted securities of the Company.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer (who at the time was our principal executive, financial and accounting officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who at the time was our principal executive, financial and accounting officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (who at the time was our principal executive, financial and accounting officer) has concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

(a) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Our Chief Executive Officer (who at the time was our principal executive, financial and accounting officer) evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(b) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our Chief Executive Officer (who at the time was our principal executive, financial and accounting officer) evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, our Chief Executive Officer (who at the time was our principal executive, financial and accounting officer) performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented

Our Chief Executive Officer who at the time was (our principal executive, financial and accounting officer) does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

During the first quarter of 2019, we issued 766,666 shares upon the exercise of warrants comprising a part of units (consisting of a share and a warrant) sold in a private placement completed in July 2018.at an exercise price of $0.15 per share.

The shares of our common stock so issued were issued and sold pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation D thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: May 16, 2019	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2019	By:	/s/ Michael Pelletier
Michael Pelletier, Chief Financial Officer
(Principal Financial and Accounting Officer)