Form 10-Q
period 2019-06-30
Veritas Farms, Inc.
filed 2019-08-14
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PERIODLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE PERIODLY PERIOD ENDED JUNE 30, 2019

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 13, 2019 was 142,575,666 shares.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Veritas Farms, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,261,372	$164,086
Inventories	3,216,671	2,508,954
Accounts Receivable	1,392,127	244,150
Prepaid Expenses	35,627	116,403

Total Current Assets	$7,905,797	$3,033,593

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $759,398 and $580,232, respectively	$4,441,294	$3,932,459

Right of Use Assets	174,648	-
Deposits	58,034	48,034

TOTAL ASSETS	$12,579,773	$7,014,086

See Accompanying Notes to Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$572,330	$189,431
Accrued Expenses	183,803	165,677
Accrued Interest - Related Parties	18,828	17,949
Notes Payable - Related Parties	-	262,924
Deferred Rent	7,045	7,045
Deferred Revenue	2,268	45,018
Current Portion of Right of Use Lease Liability	73,467	-
Current Portion of Long Term Debt	129,801	50,432
Total Current Liabilities	$987,542	$738,476

LONG-TERM LIABILITIES
Long-term Debt, net of current portion	$91,744	$196,261
Right of Use Lease Liability, net of current portion	92,846	-
Total Liabilities	$1,172,132	$934,737

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 139,375,666 and 111,504,833 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively	$139,377	$111,505
Additional Paid in Capital	22,355,203	13,894,844
Accumulated Deficit	(11,086,939)	(7,927,000)
Total Stockholders’ Equity	$11,407,641	$6,079,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,579,773	$7,014,086

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales	$2,971,345	$487,169	$4,496,275	$818,585

Cost of sales	1,447,932	317,695	2,268,041	515,698
Plant Inventory Write-off	-	-	77,387	-
Total Cost of sales	1,447,932	317,695	2,345,428	515,698

Gross profit	$1,523,413	$169,474	$2,150,847	$302,887

Operating Expenses
Selling, General and Administrative	$2,848,438	$493,295	$5,295,892	$994,240
Total Operating Expenses	$2,848,438	$493,295	$5,295,892	$994,240
Operating loss	$(1,325,025)	$(323,821)	$(3,145,045)	$(691,353)

Other Expenses (Income)
Other Income	$-	$-	$-	$(23,927)
Interest Expense - Related Party	3,433	1,059	5,714	7,446
Interest Expense - Other	4,557	3,254	9,180	6,557
Total Other Expenses (Income)	$7,990	$4,313	$14,894	$(9,924)

Loss before Provision for Income Taxes	$(1,333,015)	$(328,134)	$(3,159,939)	$(681,429)

Income Tax Provision	-	-	-	-

NET LOSS	$(1,333,015)	$(328,134)	$(3,159,939)	$(681,429)

Net Loss per Share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Shares Outstanding	122,163,669	62,108,573	117,148,096	62,108,573

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2017	59,895,000	$59,895	$7,139,409	$-	$(4,091,017)	$3,108,287

Issuance of Common Stock for Cash	224,000	224	81,826	-	-	82,050

Issuance of Common Stock for Services	50,000	50	20,450	-	-	20,500

Stock-based Compensation	-	-	50,564	-	-	50,564

Net Loss	-	-	-	-	(353,295)	(353,295)

Balance, March 31, 2018	60,169,000	$60,169	$7,292,249	$-	$(4,444,312)	$2,908,106

Issuance of Common Stock for Cash	16,031,096	16,031	1,399,296	-	-	1,415,327

Stock-based Compensation	-	-	50,564	-	-	50,564

Subscription Receivable			-	(797,934)		(797,934)

Net Loss	-	-	-	-	(328,134)	(328,134)

Balance, June 30, 2018	76,200,096	$76,200	$8,742,109	$(797,934)	$(4,772,446)	$3,247,929

Balance, December 31, 2018	111,504,833	$111,505	$13,894,844	-	$(7,927,000)	$6,079,349

Warrants Excercised	766,666	767	114,233	-	-	115,000

Stock-based Compensation	-	-	661,302	-	-	661,302

Net Loss	-	-	-	-	(1,826,924)	(1,826,924)

Balance, March 31, 2019	112,271,499	$112,272	$14,670,379	$-	$(9,753,924)	$5,028,727

Warrants Excercised	9,304,167	9,304	1,386,321	-	-	1,395,625

Issuance of Common Stock for Services	62,500	63	16,812	-	-	16,875

Issuance of Common Stock for Cash	17,737,500	17,738	6,105,196	-	-	6,122,934

Stock-based Compensation	-	-	176,495	-	-	176,495

Net Loss	-	-	-	-	(1,333,015)	(1,333,015)

Balance, June 30, 2019	139,375,666	$139,377	$22,355,203	$-	$(11,086,939)	$11,407,641

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,159,939)	$(681,429)
Adjustments to Reconcile Net Loss to Net Cash Used Operating Activities
Depreciation	179,166	126,728
Amortization of Right of Use Assets	40,304	-
Stock-based Compensation	854,672	121,578
Changes in Operating Assets and Liabilities
Inventories	(707,717)	(202,869)
Prepaid Expenses	80,776	23,448
Accounts Receivable	(1,147,977)	(100,933)
Deposits	(10,000)	(25,034)
Deferred Revenue	(42,750)	-
Accrued Interest - Related Parties	879	3,798
Right of Use Lease Liability	(48,639)	-
Accrued Expenses	18,126	61,823
Accounts Payable	382,899	(56,885)
NET CASH USED IN OPERATING ACTIVITIES	(3,560,200)	(729,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$(688,001)	$-
NET CASH USED IN INVESTING ACTIVITIES	(688,001)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Long-term Debt	$(25,148)	$(7,485)
Repayment of Notes Payable - Related Parties	(262,924)	-
Proceeds from Stock Warrants Exercised	1,510,625	-
Proceeds from Note Payable Stockholders	-	19,244
Proceeds from Issuance of Common Stock	6,122,934	699,493
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,345,487	711,252
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,097,286	(18,523)
CASH AND CASH EQUIVALENTS - Beginning of Period	164,086	27,803
CASH AND CASH EQUIVALENTS - End of Period	$3,261,372	$9,280

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$7,724	$13,347
Cash Paid for Income Taxes	$-	$-
Non-Cash Financing Activities
Operating Lease Right of Use Asset Obtained in Exchange for Lease Obligations	$214,952	$-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2018, filed with the SEC on April 16, 2019.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at June 30, 2019 and December 31, 2018.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at June 30, 2019 and December 31, 2018.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2: INVENTORIES

Inventory consists of:

	June 30,	December 31,
	2019	2018
Inventory
Work In Progress	$2,706,419	$2,241,554
Finished Goods	136,167	72,604
Other	374,085	194,796

Inventory	$3,216,671	$2,508,954

During the periods ending June 30, 2019 and December 31, 2018 the Company realized a loss from destruction of plants in the amounts of $77,387 and $0, respectively.

NOTE 3: PROPERTY AND EQUIPMENT

		June 30,	December 31,
	Life	2019	2018
PROPERTY AND EQUIPMENT
Land and Land Improvements	-	$398,126	398,126
Building and Improvements	39	1,510,175	1,465,245
Greenhouse	39	693,987	693,987
Fencing and Irrigation	15	203,793	203,793
Machinery and Equipment	7	2,104,441	1,475,644
Furniture and Fixtures	7	236,344	224,682
Computer Equipment	5	22,665	20,053
Vehicles	5	31,161	31,161
		$5,200,692	$4,512,691
Less Accumulated Depreciation		(759,398)	(580,232)
Property and Equipment		$4,441,294	3,932,459

Total depreciation expense was $95,168 and $63,463 for the three month period and $179,166 and $126,728 for the six month periods ending June 30, 2019 and 2018, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4: LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2019	2018

Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$93,103	$99,902

Note Payable which requires monthly payments of $3,690 including interest at 5.16% per annum until December 1, 2022 when the balance is due in full. The note is secured by specific assets of the Company.	128,442	146,791

	221,545	246,693
Less Current Portion	(129,801)	(50,432)
Long-Term Debt - net of current portion	$91,744	$196,261

Future principal payments for the next 5 years are as follows for the years ended December 31:

2019	$22,372
2020	125,777
2020	36,698
2021	36,698
Thereafter	-
$221,545

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

The Company’s outstanding stock options have a 10-year term. Outstanding non-qualified stock options granted to employees and a consultant vest on a case by case basis. Outstanding incentive stock options issued to employees vest over a three-year period. The incentive stock options granted vest based solely upon continued employment (“time-based”). The Company’s time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards where 33.3% of the award vests on each of the three anniversary dates. Outstanding incentive stock options issued to executives vest partially upon grant date, with the residual vesting over the subsequent 6 or 12 months.

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2019	2018	2019	2018
Non-Qualified Stock Options - Immediate	$-	$50,564	$-	$101,128
Incentive Stock Options - Time Bases	176,494	-	837,796	-
Total Stock-based Compensation Expense	$176,494	$50,564	$837,796	$101,128

Stock option activity was as follows in the periods ended June 30, 2019 and December 31, 2018:

	Stock Options	Weighted- Average Exercise	Weighted- Average Remaining
Outstanding at December 31, 2018	9,100,000	$0.26	9.30
Granted	1,100,000	$0.71	9.77
Exercised	-
Forfeited/Canceled	-
Outstanding at Jun 30, 2019	10,200,000	$0.31	8.96

Vested at June 30, 2019	7,033,333	$0.31	8.83
Exercisable at June 30, 2019	7,033,333	$0.31	8.83

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5: STOCK-BASED COMPENSATION (CONTINUED)

The Company estimated the fair value of each stock option on the date of grant using the Black Scholes valuation model with the following assumptions:

Valuation Assumptions
Risk-free interest rate	2.14% – 2.94%
Expected dividend yield	0%
Expected stock price volatility	105% to 180%
Expected life of stock options (in years)	10

NOTE 6: LEASES

We adopted ASC 842 using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet:

	June 30,	December 31,
	2019	2018
Right of Use Lease Liabilities
Current portion	$73,467	$-
Long-term portion	92,846	-
	$166,313	$-

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $8,159 and $11,724 for the three month periods and $16,317 and $23,448 for the six month periods ended June 30, 2019 and 2018, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6: LEASES (CONTINUED)

On June 22, 2018, the Company entered into a sublease agreement with ESDA Inc., a Florida Corporation.  The Agreement went into effect as of July 1, 2018 with a term of three years expiring August 31, 2021. The lease contains annual escalators and charges Florida sales tax.  Total depreciation expense related to the lease was $20,152 and $40,304 for the three and six months ended June 30, 2019. Prior to 2019 the lease was treated as an operating lease and right of use asset guidance was not applicable.

As of June 30, 2019 and December 31, 2018, operating leases have no minimum rental commitments.

NOTE 7: COMMON STOCK

In 2018 the Company issued 50,384,833 shares of common stock for proceeds of $5,532,852, net of $409,495 issuance costs, and 1,225,000 shares of common stock for marketing services valued at $388,000.

In 2019, 10,070,833 stock warrants were exercised for $1,510,625.

In 2019 the Company issued 17,737,500 shares of common stock for proceeds of $7,095,000, net of $972,066 issuance costs, and 62,500 shares of common stock for marketing services valued at $16,875.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8: INCOME TAX

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018
Federal Taxes (credits) at statutory rates	$(300,000)	$(176,000)
State and local taxes, net of Federal benefit	(80,000)	(20,000)
Change in valuation allowance	380,000	196,000
	$-	$-

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Federal Taxes (credits) at statutory rates	$(700,000)	$(300,000)
State and local taxes, net of Federal benefit	(164,000)	(36,000)
Change in valuation allowance	864,000	336,000
	$-	$-

Components of deferred tax assets are as follows:

	June 30,	December 31,
	2019	2018
Deferred Tax Assets;
Net Operating Loss Carryforwards	$1,965,000	$1,242,000
Stock Compensation	493,000	273,000
Accrued Related Party Expenses	20,000	5,000
Total Deferred Tax Assets	2,478,000	1,520,000
Valuation Allowance	(2,168,000)	(1,304,000)

Total Deferred Tax Assets net of Valuation Allowance	$310,000	$216,000
Depreciation and Amortization	300,000	200,000
Prepaid Expense	10,000	16,000
Total Deferred Tax Liabilities	310,000	216,000

Net Deferred Tax Assets	$-	$-

The Company has approximately $8,480,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

NOTE 9: CONCENTRATIONS

The Company had two customers in the six months ended June 30, 2019 accounting for 25% and 13% of sales. For the six months ended June 30, 2018, two customers accounted for 45% and 15% of sales.

The Company had two customers in the three months ended June 30, 2019 accounting for 38% and 12% of sales. For the three months ended June 30, 2018, two customers accounted for 37% and 12% of sales.

The Company had three customers at June 30, 2019 accounting for 30%, 25%, and 15% of accounts receivable. At December 31, 2018, the Company had two customers accounting for 30% ad 24% of accounts receivable.

NOTE 10: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended June 30, 2019, the Company had an accumulated deficit of $11,071,939, and a net loss of $3,144,939. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

The Company’s rebranded line of hemp oil and extract product allowed market penetration into large retail chains vastly increasing brand exposure and awareness. The initial rollouts have been successful creating opportunities for thousands of new retail outlets across the country. The shift from smaller order fulfillment to larger “big box store” orders creates an economy of scale and increased profitability.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10: GOING CONCERN (CONTINUED)

Currently, the Company incorporates an aggressive marketing plan to compete in the Cannabinoid industry. To become market leaders in the market, the Company will use three primary departments to market its products including: web-based marketing, traditional marketing, and medical marketing departments.

NOTE 11: RELATED PARTY

The Company incurred $37,500 and $62,020 of related party legal expenses during the three month periods ended June 30, 2019 and 2018, and $75,000 and $101,220 of related party legal expenses during the six month periods ended June 30, 2019 and 2018, respectively.

The Company entered into various note payables with stockholders of the company between June 2017 and March 2019. The notes bear interest between 2.00% and 3.00% per annum. Principal and interest are payable in one installment due June 30, 2019. The principal balance due on these notes was $0 and $262,924 as of June 30, 2019 and December 31, 2018. Interest accrued was $18,828 and $17,949 as of June 30, 2019 and December 31, 2018, respectively.

The Company issued stock incentives to various directors and employees. Refer to Note 5 for additional details.

NOTE 12: SUBSEQUENT EVENTS

In July 2019, the Company issued 3,200,000 shares of common stock for proceeds of $1,280,000 net of $166,400 in issuance costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this report to “ the Company ,” “ Veritas Farms ,” “ we ,” “ us “ and “ our “ refer to Veritas Farms, Inc. and its subsidiary.

Forward-Looking Statements

Certain statements made in this report are “ forward-looking statements “ regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Business Overview

Veritas Farms is an entirely vertically integrated agribusiness focused on producing, marketing, and distributing highest purity full spectrum hemp products containing naturally occurring phytocannabinoids. Veritas Farms owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants containing naturally occurring phytocannabinoids which yield a potential minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses in Pueblo, Colorado to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000-sq. ft. onsite facility used for processing raw hemp, oil extraction, formulation laboratories, and quality/purity testing. That facility also houses our production, packaging and distribution operations. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program.

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

Veritas Farms™ products (20+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, vape oils and oral syringes. All product applications come in various flavors and strength formulations, in addition to bulk. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms™ website, as well as through numerous other online retailers and “ brick and mortar “ retail outlets.

Corporate Information

The Company was incorporated in the state of Nevada on March 15, 2011 under the name “ Armeau Brands Inc. “ and changed its name to “ SanSal Wellness Holdings, Inc. “ effective November 7, 2017. Effective as of February 5, 2019, the Company changed its name from “ SanSal Wellness Holdings, Inc. “ to “ Veritas Farms, Inc. “

Our executive offices are located at 1512 E. Broward Boulevard, Suite 300, Fort Lauderdale, FL 33301 and our telephone number is (561) 288-6603. Our corporate websites are www.theveritasfarms.com and www.sansalwellness.com . Information appearing on our websites is not part of this report.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenues. We had net sales for the three months ended June 30, 2019 of $2,971,345, as compared to $487,169 for the three months ended June 30, 2018, giving effect to the ramp up of commercial production and sale of newly branded Veritas Farms™ hemp extract products, and significant expansion of retail distribution in the 2019 quarter from the 2018 quarter as a result of increased sales and marketing efforts. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own Veritas Farms™ brand product line. We anticipate the trend of increasing sales to continue through the balance of 2019.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $1,447,932 for the three months ended June 30, 2019, from $317,695 for the comparable quarter in 2018, as a result of increased sales in the 2019 quarter. We had gross profit of $1,523,413 for the three months ended June 30, 2019, as compared to gross profit of $169,474 for the three months ended June 30, 2018.

Expenses. Selling, general and administrative expenses increased to $2,848,438 for the three months ended June 30, 2019, from $493,295 for the three months ended June 30, 2018, reflecting the expansion of operations as a result of the increased availability of capital during the 2019 quarter. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest expense for the three months ended June 30, 2019 was $7,990, $3,433 of which was attributable to loans from a principal shareholder, as compared to $4,313 for the three months ended June 30, 2018, $1,059 of which was attributable to loans from a principal shareholder.

As a result of the increase in operating, marketing and public company expenses incurred during the three months ended June 30, 2019, net loss for the three months ended June 30, 2019, increased to $1,333,015 or $0.01 per share based on 122,163,669 weighted average shares outstanding, from $328,134 or $0.01 per share for the three months ended June 30, 2018, based on 62,108.573 weighted average shares outstanding.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenues. We had net sales for the six months ended June 30, 2019 of $4,496,275, as compared to $818,585 for the six months ended June 30, 2018, giving effect to the ramp up of commercial production and sale of newly branded Veritas Farms™ hemp extract products, and significant expansion of retail distribution in the 2019 period from the 2018 period as a result of increased sales and marketing efforts. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own Veritas Farms™ brand product line. We anticipate the trend of increasing sales to continue through the balance of 2019.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $2,268,041 for the six months ended June 30, 2019, from $515,698 for the comparable period in 2018, as a result of increased sales in the 2019 period and a plant write off of $77,387 during the six months ended June 30, 2019. We had gross profit of $2,150,847 for the six months ended June 30, 2019, as compared to gross profit of $302,887 for the six months ended June 30, 2018.

Expenses. Selling, general and administrative expenses increased to $5,295,892 for the six months ended June 30, 2019, from $994,240 for the six months ended June 30, 2018, reflecting the expansion of operations as a result of the increased availability of capital during the 2019 period. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest expense for the six months ended June 30, 2019 was $14,894, $5,714 of which was attributable to loans from a principal shareholder, as compared to $14,003 for the six months ended June 30, 2018, $7,446 of which was attributable to loans from a principal shareholder. Other expenses during the six months ended June 30, 2018, period were offset by other income of $23,927 earned during the 2018 period.

As a result of the increase in operating, marketing and public company expenses incurred during the six months ended June 30, 2019, net loss for the six months ended June 30, 2019, increased to $3,159,939 or $0.03 per share based on 117,148,096 weighted average shares outstanding, from $681,429 or $0.01 per share for the six months ended June 30, 2018, based on 62,108.573 weighted average shares outstanding.

Liquidity and Capital Resources

As of June 30, 2019, total assets were $12,579,773, as compared to $7,014,086 at December 31, 2018. Assets primarily increased due to significant increases in cash, accounts receivable and inventories.

Total current liabilities as of June 30, 2019 were $987,542, as compared to $738,476 at December 31, 2018. The increase was due in large part to increases in accounts payable, accrued expenses , current portion of right of use lease liability and current portion of long term debt, offset in part by the satisfaction of a $262,924 note receivable to a principal shareholder.

Net cash used in operating activities increased to $3,560,200 for the six months ended June 30, 2019, from $729,775 for the 2018 period. Results of operations, offset by increases in stock-based compensation and accounts payable comprised most of the change.

Net cash used in investing activities was $688,001 for the six months ended June 30, 2019 as compared to $-0- for the six months ended June 30, 2018, reflecting an increase in cash used for the purchase of property and equipment in the 2019 period.

Net cash provided by financing activities was $7,345,487 for six months ended June 30, 2019, primarily attributable to the proceeds from the exercises of outstanding warrants and an additional private offering undertaken during the 2019 period as described below. This compares to net cash provided by financing activities of $711,252 for the six months ended.

Our primary sources of capital to develop and implement our business plan have been the proceeds from private offerings of our equity securities, capital contributions made by members prior to completion of the September 2017 acquisition of 271 Lake Davis Holdings, LLC by the Company and loans from shareholders, including Erduis Sanabria, our Executive Vice President and a director. The shareholder loans which were evidenced by promissory notes issued to the lending shareholders, which accrued interest rates between 2% and 3% per annum which were paid in full by June 30, 2019

In June and July 2018, the Company completed a private offering (the “Private Offering”) of 29,250,000 Units (“Units”), at a price of $0.10 per Unit or total gross proceeds of $2,950,000. In addition, a $175,000 ninety (90) day convertible budge promissory note issued by the Company in May 2018 to a single accredited investor in a private transaction, converted in accordance with its terms into 2,191,096 Units at the first closing of the Private Offering.

Each Unit consisted of (a) one share of the Company’s common stock (“Shares”); and (b) one five-year common stock purchase warrant (“Warrants”). The Warrants entitle the holder thereof to purchase one Share at an exercise price of $0.15 during the five (5) year period following the closing of the subscriber’s investment. The exercise price and number of Shares issuable upon exercise of the Warrants are be subject to anti-dilution adjustment in the event of stock splits, stock dividends and similar recapitalization events.

In order to raise additional capital, the Company solicited the exercise of the Warrants issued in the Private Offering. As of the date of this report 31,791,666 of the Warrants have been exercised, resulting in proceeds to the Company, net of warrant solicitation fees of $238,438, of $4,530,312.

Moreover, in April 2019, Veritas Farms commenced an additional private offering of its equity securities to “accredited investors” pursuant to Rule 506(c) promulgated under the Securities Act of 1933, as amended.  The Company offered up to 25,000,000 “restricted” shares of its common stock on a “best efforts” (no minimum) basis at a price of $.40 per share, with the right to increase the maximum amount of the offering to 37,500,000 shares ($15,000,000). As of the date of this report, the Company has completed the additional private offering, in which it sold a total of 17,737,500 shares for total gross proceeds of $7,095,000, less offering expenses of $972,066, for net proceeds of $6,122,934.

The Company anticipates that additional financing, if and when required to fund the Company’s growth will be generated from subsequent public or private offerings of its equity and/or debt securities. The Company does not intend to accept any further loans from shareholders. While we believe additional financing will be available to us as needed, there can be no assurance that equity financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

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

Income Taxes

The Company was a limited liability company for income tax purposes until September 27, 2017, when the transaction discussed in “ Nature of Business “ under Note 1 to the Company’s consolidated financial statements included in Item 1 of this report, occurred. In lieu of corporate income taxes, the owners were taxed on their proportionate shares of the Company’s taxable income.  Accordingly, no liability for federal or state income taxes and no provision for federal or state income taxes have been included in the financial statements up to that date.

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

As a “ smaller reporting company, “ we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

(a) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Our Chief Executive Officer and our Chief Financial Officer evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(b) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our Chief Executive Officer and our Chief Financial Officer evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, our Chief Executive Officer and our Chief Financial Officer performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented

Our Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and they have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

As a “ smaller reporting company, “ we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from April 2019 through June 30, 2019, the Company issued 17,737,500 “restricted” shares in a private offering to “accredited investors” at a price of $0.40 per share. The offering generate gross proceeds of $7,095,000 to the Company.

WestPark Capital, Inc., a member of the Financial Industry Regulatory Authority, acted as the Company’s exclusive placement agent (the “Placement Agent”) for the private offering. The Placement Agent was paid (a) a commission equal to 10% of the aggregate offering price of Shares sold in the private offering; and (b) a non-accountable expense allowance equal to 3% of the aggregate offering price of shares sold in the private offering. In addition, the Placement Agent received a seven-year warrant to purchase a number of shares equal to 10% of the total shares sold in the private offering, with an exercise price of $0.40 per share. The Company has also paid the Placement Agent (a) a $20,0000 non-refundable retainer for agreeing to act as placement agent for the private offering; and (b) $2,500 for the Placement Agent’s legal fees.

The shares of our common stock issued were issued and sold in the private offering pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506(c) of Regulation D thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: August 14, 2019	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	By:	/s/ Michael Pelletier
Michael Pelletier, Chief Financial Officer
(Principal Financial and Accounting Officer)