Form 10-Q
period 2019-09-30
Veritas Farms, Inc.
filed 2019-11-14
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 13, 2019 was 41,404,368 shares.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Veritas Farms, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,598,751	$164,086
Inventories	5,643,775	2,508,954
Accounts Receivable	721,146	244,150
Prepaid Expenses	878,177	116,403
Total Current Assets	$12,841,849	$3,033,593

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $851,723 and $580,232, respectively	$4,932,981	$3,932,459

Intellectual Property	55,000	-
Right of Use Assets, net of accumulated amortization	154,497	-
Deposits	59,327	48,034

TOTAL ASSETS	$18,043,654	$7,014,086

See Accompanying Notes to Unaudited Consolidated Financial Statements

	September 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,527,678	$189,431
Accrued Expenses	236,804	165,677
Accrued Interest - Related Parties	18,828	17,949
Notes Payable - Related Parties	-	262,924
Deferred Rent	7,045	7,045
Deferred Revenue	2,268	45,018
Current Portion of Right of Use Lease Liability	80,263	-
Current Portion of Long Term Debt	60,333	50,432
Total Current Liabilities	$1,933,219	$738,476

LONG-TERM LIABILITIES
Long-term Debt, net of current portion	$166,702	$196,261
Right of Use Lease Liability, net of current portion	72,958	-
Total Liabilities	$2,172,879	$934,737

STOCKHOLDERS’ EQUITY

Common Stock, $0.004 par value, 50,000,000 shares authorized, 41,343,852 and 27,876,208 shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively	$165,375	$111,505
Additional Paid in Capital	30,387,458	13,894,844
Accumulated Deficit	(14,682,058)	(7,927,000)
Total Stockholders’ Equity	$15,870,775	$6,079,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,043,654	$7,014,086

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales	$1,215,810	$459,329	$5,712,085	$1,277,914

Cost of sales	720,752	372,142	2,988,793	887,840
Plant Inventory Write-off	-	-	77,387	-
Total Cost of sales	720,752	372,142	3,066,180	887,840

Gross profit	$495,058	$87,187	$2,645,905	$390,074

Operating Expenses
Selling, General and Administrative	$4,084,697	$1,071,460	$9,380,589	$2,041,773
Total Operating Expenses	$4,084,697	$1,071,460	$9,380,589	$2,041,773
Operating loss	$(3,589,639)	$(984,273)	$(6,734,684)	$(1,651,699)

Other Expenses
Other Income	$-	$-	$-	$-
Loss on Disposal of Property and Equipment	2,207	-	2,207	-
Interest Expense - Related Party	-	8,802	5,714	16,248
Interest Expense - Other	3,273	3,207	12,453	9,764
Total Other Expenses	$5,480	$12,009	$20,374	$26,012

Loss before Provision for Income Taxes	$(3,595,119)	$(996,282)	$(6,755,058)	$(1,677,711)

Income Tax Provision	-	-	-	-

NET LOSS	$(3,595,119)	$(996,282)	$(6,755,058)	$(1,677,711)

Net Loss per Share	$(0.09)	$(0.04)	$(0.21)	$(0.10)

Weighted Average Shares Outstanding	38,682,615	22,923,101	32,450,833	17,587,056

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	14,973,750	$59,895	$7,139,409	$(4,091,017)	$3,108,287

Issuance of Common Stock for Cash	4,063,774	16,255	1,481,122	-	1,497,377

Issuance of Common Stock for Services	12,500	50	20,450	-	20,500

Stock-based Compensation	-	-	101,128	-	101,128

Subscription Receivable	-	-	-	-	(797,934)

Net Loss	-	-	-	(681,429)	(681,429)

Balance, June 30, 2018	19,050,024	$76,200	$8,742,109	$(4,772,446)	$3,247,929

Issuance of Common Stock for Cash	3,861,601	17,447	1,515,404	-	1,532,851

Issuance of Common Stock for Services	43,750	175	17,500	-	17,675

Stock-based Compensation	-	-	(92,466)	-	(92,466)

Subscription Receivable			-		797,934

Net Loss	-	-	-	(996,282)	(996,282)

Balance, September 30, 2018	22,955,375	$93,822	$10,182,547	$(5,768,728)	$4,507,601

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	27,876,208	$111,505	$13,894,844	$(7,927,000)	$6,079,349

Warrants Exercised	191,667	767	114,233	-	115,000

Stock-based Compensation	-	-	661,302	-	661,302

Net Loss	-	-	-	(1,826,924)	(1,826,924)

Balance, March 31, 2019	28,067,875	$112,272	$14,670,379	$(9,753,924)	$5,028,727

Warrants Exercised	2,326,042	9,304	1,386,321	-	1,395,625

Issuance of Common Stock for Services	15,625	63	16,812	-	16,875

Issuance of Common Stock for Cash	4,434,375	17,738	6,105,196	-	6,122,934

Stock-based Compensation	-	-	176,495	-	176,495

Net Loss	-	-	-	(1,333,015)	(1,333,015)

Balance, June 30, 2019	34,843,917	$139,377	$22,355,203	$(11,086,939)	$11,407,641

Warrants Exercised	1,290,457	5,158	(5,158)	-	-

Issuance of Common Stock for Cash	5,209,479	20,841	7,216,602	-	7,237,443

Stock-based Compensation	-	-	820,810	-	820,810

Net Loss	-	-	-	(3,595,119)	(3,595,119)

Balance, September 30, 2019	$41,343,852	$165,375	$30,387,458	$(14,682,058)	$15,870,775

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,755,058)	$(1,677,711)
Adjustments to Reconcile Net Loss to Net Cash Used Operating Activities
Depreciation	280,340	194,095
Amortization of Right of Use Assets	60,455	-
Stock-based Compensation	1,675,482	46,437
Loss on Disposal of Property and Equipment	2,207	-
Changes in Operating Assets and Liabilities
Inventories	(3,134,821)	(317,263)
Prepaid Expenses	(761,774)	(65,254)
Accounts Receivable	(476,996)	(132,623)
Deposits	(11,293)	(25,034)
Deferred Revenue	(42,750)	-
Accrued Interest - Related Parties	879	8,892
Right of Use Lease Liability	(61,731)	-
Accrued Expenses	71,127	(19,342)
Accounts Payable	1,338,247	(137,660)
NET CASH USED IN OPERATING ACTIVITIES	(7,815,686)	(2,125,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$(1,283,069)	$(292,212)
Purchase of Intangible Asset	(55,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,338,069)	(292,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Long-term Debt	$(19,658)	$(9,103)
Repayment of Notes Payable - Related Parties	(262,924)	(84,756)
Proceeds from Stock Warrants Exercised	1,510,625	-
Proceeds from Issuance of Common Stock	13,360,377	3,030,628
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,588,420	2,936,769
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,434,665	519,094
CASH AND CASH EQUIVALENTS - Beginning of Period	164,086	27,803
CASH AND CASH EQUIVALENTS - End of Period	$5,598,751	$546,897

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$19,699	$14,928
Cash Paid for Income Taxes	$-	$-
Non-Cash Financing Activities
Operating Lease Right of Use Asset Obtained in Exchange for Lease Obligations	$214,952	$-

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

Effective September 27, 2017, the Company acquired 100% of the issued and outstanding limited liability company membership interests of 271 Lake Davis Holdings LLC dba SanSal Wellness (“271 Lake Davis”) in exchange for 11,700,000 (46,800,000 prior to reverse split) restricted shares of the Company’s common stock, which represented 100% of 271 Lake Davis’s total membership interests outstanding immediately following the closing of the transaction. The transaction has been accounted for as a reverse merger, whereby 271 Lake Davis is the accounting survivor and the historical financial statements presented are those of 271 Lake Davis.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2018, filed with the SEC on April 16, 2019.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at September 30, 2019 and December 31, 2018.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at September 30, 2019 and December 31, 2018.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2:	INVENTORIES

Inventory consists of:

	September 30,	December 31,
	2019	2018
Inventory
Work In Progress	$4,324,504	$2,241,554
Finished Goods	584,564	72,604
Other	734,707	194,796

Inventory	$5,643,775	$2,508,954

During the periods ending September 30, 2019 and December 31, 2018 the Company realized a loss from destruction of plants in the amounts of $77,387 and $0, respectively.

NOTE 3:	PROPERTY AND EQUIPMENT

		September 30,	December 31,
	Life	2019	2018
PROPERTY AND EQUIPMENT
Land and Land Improvements	-	$398,126	398,126
Building and Improvements	39	1,510,176	1,465,245
Greenhouse	39	893,987	693,987
Fencing and Irrigation	15	203,793	203,793
Machinery and Equipment	7	2,448,555	1,475,644
Furniture and Fixtures	7	236,344	224,682
Computer Equipment	5	22,665	20,053
Vehicles	5	71,058	31,161
		$5,784,704	$4,512,691
Less Accumulated Depreciation		(851,723)	(580,232)
Property and Equipment		$4,932,981	3,932,459

Total depreciation expense was $101,174 and $67,367 for the three month period and $280,340 and $194,095 for the nine month periods ending September 30, 2019 and 2018, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4:	LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018

Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$-	$99,902

Notes Payable which require monthly payments of $3,690, $669, and $1,691, including interest at 5.16% per annum until December 1, 2022, May 1, 2023, and August 1, 2024, when the balance is due in full. The note is secured by specific assets of the Company.	227,035	146,791

	227,035	246,693
Less Current Portion	(60,333)	(50,432)
Long-Term Debt - net of current portion	$166,702	$196,261

Future principal payments for the next 5 years are as follows for the years ended December 31:

2019	$15,083
2020	60,333
2021	60,333
2022	60,333
2023	19,750
Thereafter	11,203
$227,035

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

Stock-based compensation expense was as follows:

	Three Months Ended Sep 30:		Nine Months Ended Sep 30:
	2019	2018	2019	2018
Non-Qualified Stock Options - Immediate	$-	$2,887	$-	$8,662
Incentive Stock Options - Time Bases	820,881	-	1,658,677	-
Total Stock-based Compensation Expense	$820,881	$2,887	$1,658,677	$8,662

Stock option activity was as follows in the periods ended Sep 30, 2019 (Post Reverse Split) and December 31, 2018:

	Stock	Weighted- Average Exercise Price	Weighted- Average Remaining
	Options	per Share	Contractual
Outstanding at December 31, 2018	2,275,000	$1.06	9.30
Granted	1,868,750	$5.02	9.77
Exercised	-
Forfeited/Canceled	-
Outstanding at Sep 30, 2019	4,143,750	$2.84	9.13

Vested at Sep 30, 2019	2,232,292	$2.84	8.08
Exercisable at Sep 30, 2019	2,232,292	$2.84	8.08

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5:	STOCK BASED COMPENSATION (CONTINUED)

The Company estimated the fair value of each stock option on the date of grant using the Black Scholes valuation model with the following assumptions:

Valuation Assumptions
Risk-free interest rate	2.14% - 2.94%
Expected dividend yield	0%
Expected stock price volatility	105% to 180%
Expected life of stock options (in years)	10

NOTE 6:	LEASES

We adopted ASC 842 using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet:

	September 30,	December 31,
	2019	2018
Right of Use Lease Liabilities
Current portion	$80,263	$-
Long-term portion	72,958	-
	$153,221	$-

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $6,346 and $11,724 for the three month periods and $22,663 and $35,172 for the nine month periods ended September 30, 2019 and 2018, respectively.

On June 22, 2018, the Company entered into a sublease agreement with ESDA Inc., a Florida Corporation.  The Agreement went into effect as of July 1, 2018 with a term of three years expiring August 31, 2021.  The lease contains annual escalators and charges Florida sales tax.  Total depreciation expense related to the lease was $20,152 and $60,456 for the three and nine months ended September 30, 2019. Prior to 2019 the lease was treated as an operating lease and right of use asset guidance was not applicable.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6:	LEASES (CONTINUED)

As of September 30, 2019 and December 31, 2018, operating leases have no minimum rental commitments.

NOTE 7:	COMMON STOCK

In 2018 the Company issued 12,596,208 shares of common stock for proceeds of $5,532,852, net of $409,495 issuance costs, and 306,250 shares of common stock for marketing services valued at $388,000.

In 2019, 3,808,165 stock warrants were exercised for $1,510,625.  The Company also issued 1,290,570 shares of common stock in accordance with a cashless exercise of warrants.

In 2019, the Company issued 9,643,854 shares of common stock for proceeds of $13,360,377, net of $2,069,603 issuance costs, and 15,625 shares of common stock for marketing services valued at $16,875.

In September of 2019, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-4 reverse stock split on the issued and outstanding common. All relevant information relating to numbers of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented. The reverse split was effective on September 19, 2019.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8:	INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
Federal Taxes (credits) at statutory rates	$(790,000)	$(219,000)
State and local taxes, net of Federal benefit	(170,000)	(46,000)
Change in valuation allowance	960,000	265,000
	$-	$-

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Federal Taxes (credits) at statutory rates	$(1,490,000)	$(494,000)
State and local taxes, net of Federal benefit	(334,000)	(77,000)
Change in valuation allowance	1,824,000	571,000
	$-	$-

Components of deferred tax assets are as follows:

	September 30,	December 31,
	2019	2018
Deferred Tax Assets;
Net Operating Loss Carryforwards	$3,130,000	$1,242,000
Stock Compensation	493,000	273,000
Accrued Related Party Expenses	20,000	5,000
Total Deferred Tax Assets	3,643,000	1,520,000
Valuation Allowance	(3,128,000)	(1,304,000)

Total Deferred Tax Assets net of Valuation Allowance	$515,000	$216,000
Depreciation and Amortization	315,000	200,000
Prepaid Expense	200,000	16,000
Total Deferred Tax Liabilities	515,000	216,000

Net Deferred Tax Assets	$-	$-

The Company has approximately $13,130,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

The Company had three customers in the nine months ended September 30, 2019 accounting for 21%, 21% and 11% of sales. For the nine months ended September 30, 2018, two customers accounted for 41% and 12% of sales.

The Company had one customers in the three months ended September 30, 2019 accounting for 10% of sales. For the three months ended September 30, 2018, one customer accounted for 33% of sales.

The Company had two customers at September 30, 2019 accounting for 34% and 30% of accounts receivable. At December 31, 2018, the Company had two customers accounting for 30% ad 24% of accounts receivable.

NOTE 10:	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended September 30, 2019, the Company had an accumulated deficit of $14,682,058, and a net loss of $6,755,058. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

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

The Company incurred $57,500 and $78,025 of related party legal expenses during the three month periods ended September 30, 2019 and 2018, and $132,500 and $179,245 of related party legal expenses during the nine month periods ended September 30, 2019 and 2018, respectively.

The Company entered into various note payables with stockholders of the company between June 2017 and March 2019. The notes bear interest between 2.00% and 3.00% per annum. The principal balance due on these notes was $0 and $262,924 as of September 30, 2019 and December 31, 2018. Interest accrued was $18,828 and $17,949 as of September 30, 2019 and December 31, 2018, respectively. The principal balance has been paid in full as of June 30, 2019.

The Company issued stock incentives to various directors and employees. Refer to Note 5 for additional details.

NOTE 12:	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. The Company had no subsequent events that required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this report to “the Company,” “Veritas Farms,” “we,” “us” and “our” refer to Veritas Farms, Inc. and its subsidiary.

All share and per share information in this report has been adjusted to give effect to a one-for-four reverse stock split implemented by the Company on September 20, 2019.

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

Business Overview

Veritas Farms is an entirely vertically integrated agribusiness focused on producing, marketing, and distributing highest purity full spectrum hemp products containing naturally occurring phytocannabinoids. Veritas Farms owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants containing naturally occurring phytocannabinoids which can potentially yield a minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses in Pueblo, Colorado to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000-sq. ft. onsite facility used for processing raw hemp, oil extraction, formulation laboratories, and quality/purity testing. That facility also houses our production, packaging and distribution operations. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program.

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenues. We had net sales for the three months ended September 30, 2019 of $1,215,810, as compared to $459,329 for the three months ended September 30, 2018, giving effect to the ramp up of commercial production and sale of newly branded Veritas Farms™ hemp extract products. The increase also reflects a significant expansion of retail distribution in the 2019 quarter from the 2018 quarter as a result of increased sales and marketing efforts. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own Veritas Farms™ brand product line. Although sales for the third quarter of 2019 decreased from the prior quarter of 2019 due to the timing of orders from a number of our new distribution partners, we anticipate the trend of increasing sales to continue in the fourth quarter of 2019 and into 2020.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $720,752 for the three months ended September 30, 2019, from $372,142 for the comparable quarter in 2018, as a result of increased sales in the 2019 quarter. We had gross profit of $495,058 for the three months ended September 30, 2019, as compared to gross profit of $87,187 for the three months ended September 30, 2018.

Expenses. Selling, general and administrative expenses increased to $4,084,697 for the three months ended September 30, 2019, from $1,071,460 for the three months ended September 30, 2018, reflecting the expansion of operations as a result of the increased availability of capital during the 2019 quarter. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest expense for the three months ended September 30, 2019 was $3,273, $-0- of which was attributable to loans from a principal shareholder, as compared to $12,009 for the three months ended September 30, 2018, $8,802 of which was attributable to loans from a principal shareholder.

As a result of the increase in operating, marketing and public company expenses incurred during the three months ended September 30, 2019 and the timing of orders from a number of our new distribution partners during such quarter, net loss for the three months ended September 30, 2019, increased to $3,595,119 or $0.09 per share based on 38,682,615 weighted average shares outstanding, from $996,282 or $0.04 per share for the three months ended September 30, 2018, based on 22,923,101 weighted average shares outstanding.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Revenues. We had net sales for the nine months ended September 30, 2019 of $5,712,085, as compared to $1,277,914 for the nine months ended September 30, 2018, giving effect to the ramp up of commercial production and sale of newly branded Veritas Farms™ hemp extract products. The increase also reflects a significant expansion of retail distribution in the 2019 period from the 2018 period as a result of increased sales and marketing efforts. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own Veritas Farms™ brand product line. Although sales for the third quarter of 2019 decreased from the prior quarter of 2018 due to the timing of orders from a number of our new distribution partners, we anticipate the trend of increasing sales to continue in the fourth quarter of 2019 and into 2020.

Cost of Sales: All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $3,066,180 for the nine months ended September 30, 2019, from $887,840 for the comparable period in 2018, as a result of increased sales in the 2019 period and a plant write off of $77,387 during the nine months ended September 30, 2019. We had gross profit of $2,645,905 for the nine months ended September 30, 2019, as compared to gross profit of $390,074 for the nine months ended September 30, 2018.

Expenses. Selling, general and administrative expenses increased to $9,380,589 for the nine months ended September 30, 2019, from $2,041,773 for the nine months ended September 30, 2018, reflecting the expansion of operations as a result of the increased availability of capital during the 2019 period. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest expense for the nine months ended September 30, 2019 was $18,167, $5,714 of which was attributable to loans from a principal shareholder, as compared to $26,012 for the nine months ended September 30, 2018, $16,248 of which was attributable to loans from a principal shareholder.

As a result of the increase in operating, marketing and public company expenses incurred during the nine months ended September 30, 2019 and the timing of orders from a number of our new distribution partners during the third quarter of 2019, net loss for the nine months ended September 30, 2019, increased to $6,755,058 or $0.21 per share based on 32,450,833 weighted average shares outstanding, from $1,677,711 or $0.10 per share for the nine months ended September 30, 2018, based on 17,587,056 weighted average shares outstanding.

Liquidity and Capital Resources

As of September 30, 2019, total assets were $18,043,654, as compared to $7,014,086 at December 31, 2018. Assets primarily increased due to significant increases in cash, accounts receivable and inventories, as the Company utilized the services of a contract manufacturer for new product lines resulting in larger inventory balances.

Total current liabilities as of September 30, 2019 were $1,933,219, as compared to $738,476 at December 31, 2018. The increase was due in large part to increases in accounts payable, accrued expenses , current portion of right of use lease liability and current portion of long term debt, offset in part by the satisfaction of a $262,924 note receivable to a principal shareholder.

Net cash used in operating activities increased to $7,815,686 for the nine months ended September 30, 2019, from $2,125,463 for the 2018 period. Results of operations, offset by increases in stock-based compensation and accounts payable comprised most of the change.

Net cash used in investing activities was $1,338,069 for the nine months ended September 30, 2019 as compared to $292,212 for the nine months ended September 30, 2018, reflecting an increase in cash used for the purchase of property and equipment in the 2019 period.

Net cash provided by financing activities was $14,588,420 for nine months ended September 30, 2019, primarily attributable to the proceeds from the exercises of outstanding warrants and an additional private offering undertaken during the 2019 period as described below. This compares to net cash provided by financing activities of $2,936,769 for the nine months ended September 30, 2018.

Our primary sources of capital to develop and implement our business plan have been the proceeds from private offerings of our equity securities, capital contributions made by members prior to completion of the September 2017 acquisition of 271 Lake Davis Holdings, LLC by the Company and loans from shareholders, including Erduis Sanabria, our Executive Vice President and a director. The shareholder loans which were evidenced by promissory notes issued to the lending shareholders, which accrued interest rates between 2% and 3% per annum which were paid in full by September 30, 2019.

In September and July 2018, the Company completed a private offering (the “Private Offering”) of 7,312,500 Units (“Units”), at a price of $0.40 per Unit or total gross proceeds of $2,925,000. In addition, a $175,000 ninety (90) day convertible bridge promissory note issued by the Company in May 2018 to a single accredited investor in a private transaction, converted in accordance with its terms into 547,774 Units at the first closing of the Private Offering.

Each Unit consisted of (a) one share of the Company’s common stock (“Shares”); and (b) one five-year common stock purchase warrant (“Warrants”). The Warrants entitle the holder thereof to purchase one Share at an exercise price of $0.60 during the five (5) year period following the closing of the subscriber’s investment. The exercise price and number of Shares issuable upon exercise of the Warrants are be subject to anti-dilution adjustment in the event of stock splits, stock dividends and similar recapitalization events.

In order to raise additional capital, the Company solicited the exercise of the Warrants issued in the Private Offering. As of the date of this report 7,947,916 of the Warrants have been exercised, resulting in proceeds to the Company, net of warrant solicitation fees of $238,438, of $4,530,312.

Moreover, in April 2019, Veritas Farms commenced an additional private offering of its equity securities to “accredited investors” pursuant to Rule 506(c) promulgated under the Securities Act of 1933, as amended.  The Company offered up to 6,250,000 “restricted” shares of its common stock on a “best efforts” (no minimum) basis at a price of $1.60 per share, with the right to increase the maximum amount of the offering to 9,375,000 shares ($15,000,000) or more, depending upon investor demand. The Company completed the additional private offering in August 2019, in which it sold a total of 9,643,738 shares for total gross proceeds of $15,429,981, less offering expenses of $2,069,603, for net proceeds of $13,360,378.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended September 30, 2019, the Company had an accumulated deficit of $14,682,058, and a net loss of $6,755,058. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

During the three months ended September 30, 2019, the Company issued 5,209,363 “restricted” shares as part of a private offering to “accredited investors” completed in August 2019, at a price of $1.60 per share.

WestPark Capital, Inc., a member of the Financial Industry Regulatory Authority, acted as the Company’s exclusive placement agent (the “Placement Agent”) for the private offering. The Placement Agent was paid (a) a commission equal to 10% of the aggregate offering price of Shares sold in the private offering; and (b) a non-accountable expense allowance equal to 3% of the aggregate offering price of shares sold in the private offering. In addition, the Placement Agent received a seven-year warrant to purchase a number of shares equal to 10% of the total shares sold in the private offering, with an exercise price of $1.60 per share. The Company has also paid the Placement Agent (a) a $20,0000 non-refundable retainer for agreeing to act as placement agent for the private offering; and (b) $2,500 for the Placement Agent’s legal fees.

The shares of our common stock were issued and sold in the private offering pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506(c) of Regulation D thereunder.

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

VERITAS FARMS, INC.

Dated: November 14, 2019	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	By:	/s/ Michael Pelletier
Michael Pelletier, Chief Financial Officer
(Principal Financial and Accounting Officer)