Form 10-K
period 2019-12-31
Veritas Farms, Inc.
filed 2020-05-15
CIK 1669400

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number: 333-21090

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
Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $234,158,814.

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of May 14, 2020 was 41,623,366 shares.

i

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

Unless the context otherwise requires, references in this report to “the Company,” “Veritas Farms,” “we,” “us” and “our” refer to Veritas Farms, Inc. and its subsidiary. All share and per share information in this report gives pro forma effect to the implementation of a one for four reverse stock split effective September 20, 2019.

ii

PART I

Item 1 Business.

Business Overview

Veritas Farms is a vertically-integrated agribusiness focused on producing, marketing, and distributing superior quality, whole plant, full spectrum hemp oils and extracts containing naturally occurring phytocannabinoids. Veritas Farms owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants containing naturally occurring phytocannabinoids which can potentially yield a minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000-sq. ft. onsite facility used for processing raw hemp, oil extraction, formulation laboratories, and quality/purity testing. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program.

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

Veritas Farms has developed a wide variety of formulated phytocannabinoid-rich hemp products containing naturally occurring phytocannabinoids which are marketed and distributed by the Company under its Veritas Farms™ brand name. Our products are also available in bulk, white label and private label custom formulations for distributors and retailers. These types of products are in high demand by health food markets, wellness centers, physicians and other healthcare practitioners.

Veritas Farms™ products (50+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, cream and oral syringes. All product applications come in various flavors and strength formulations, in addition to bulk. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms™ website, as well as through numerous other online retailers and “brick and mortar” retail outlets.

The branding of Company’s line of hemp oil and extract product has allowed market for penetration during 2019 into large retail chains vastly increasing brand exposure and awareness. The initial rollouts have been successful creating distribution opportunities into thousands of new retail outlets across the country (over 6,000 retail outlets as of the date of this report). The shift from smaller order fulfillment to larger “big box store” orders creates an economy of scale and also offers the opportunity for the Company to achieve increased profitability.

Effects of the Current Coronavirus (COVID-19) Pandemic on the Company

General

The adverse public health developments and economic effects of the current COVID-19 pandemic in the United States, could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures, closing of “brick and mortar” retail outlets and logistics restrictions imposed or which otherwise occur in connection with the pandemic. More broadly, the high degree unemployment resulting from the pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. At this time, we cannot accurately predict the effect the COVID-19 pandemic will have on the Company.

Increased Emphasis on E-commerce Marketing

With recent stay-at-home mandates arising from the Covid-19 pandemic resulting in increased online traffic, Veritas Farms has leveraged its digital ecosystem to offer solutions to customers who have financial and health concerns while growing the Company’s online traffic and revenue.

The increased emphasis on e-commerce marketing has resulted in online revenue growth of over 150% from January 2020 levels to April 2020 levels. The increases in traffic to and revenue generated by the Veritas Farms website can be attributed to a multi-prong digital strategy leveraging multiple channels. We believe that the reach and frequency of exposure to Veritas Farms’ sales funnel across these channels, combined with a seamless shopping experience, superior product and excellent customer service ultimately lead to repeat customer growth.

These revenue driving channels include:

●	Organic Search Revenue + 162% from January 2020

●	Direct Traffic Revenues +110% from January 2020

●	Referral Traffic Revenues + 200% from January 2020

●	Social Media Traffic Revenues + 70% from January 2020

Key contributors to recent e-commerce revenue growth include:

●	Launch of affiliate channel;

●	Ability to execute retargeting campaigns on key platforms Facebook, Instagram and Google Ad Words;

●	Content/Engagement Campaigns

○	Yoga Flow Session every Saturday on Veritas Farms Instagram Live channel

○	Upcoming: Social Media “Stay At Home” Challenge

○	Upcoming: Veritas Farms & Florida Hemp Council Hemp & Wellness Virtual Town Hall;

●	Sales Promotion Campaigns

○	35% Off Supporting The Community campaign

○	Buy One Give One Forward campaign

○	Social Isolation Stress Kit campaign;

●	Influencer Partnerships (with recent pivot to YouTube);

●	Email campaigns and email sign up growth;

●	Customer Experience Development

○	Onboarding of full-time customer experience representative has increased conversion rate, upsells and lifetime customer value;

●	Search Engine Optimization Strategies

○	Ranking 1st page for multiple keywords, consistently climbing; and

●	Website Development

○	Content and layout upgrades have improved site speed, session length and conversion rate

○	Live chat feature has expanded customer service capabilities

○	Military and first responder discounts

○	Improved email sign up features

A comparison of the period from February 1st – February 15th 2020 with the period April 1st – April 15th 2020 shows:

●	overall new customers are up 40%

●	returning customers are up 43%

●	conversion rate has improved from 6.3% to 11.9%

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

Veritas Farms™ products (50+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, vape oils and oral syringes. All product applications come in various flavors and strength formulations, in addition to bulk. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms™ website, as well as through numerous other online retailers and “brick and mortar” retail outlets. Our products include:

●	Cannabinoid-rich hemp oil: a pure, concentrated extract made from the flowers, leaves and stalks of either cannabis species — which is sold at bulk wholesale and also used for Veritas Farms™ product formulation.

●	Cannabinoid-rich hemp capsules and gummies offer the same product in easy-to-swallow or chew form.

●	Tinctures are used sublingually as an efficient way to absorb cannabinoids.

●	Cannabinoid-rich hemp oil for use in vaporizers.

●	Topically applied products include lotions and oils applied directly to the skin, usually to treat a specific spot of pain or inflammation.

All Veritas Farms™ products are of the highest-quality and third-party laboratory tested for strength/purity, bio-contaminants, heavy metals, pesticides, and solvents. Veritas Farms is working on launching additional product lines, opening up potential new markets for the Company. Our product pipeline includes:

●	The Veritas Beauty™ beauty and skin care product line encompassing massage oils, body scrubs and beauty soap.

●	A CBD-infused Veritas Farms™ sports cream.

●	A CBD-infused line of topical pet products -Veritas Pets™.

●	Hemp edibles designed to deliver cannabinoid-rich hemp.

●	A medical product line formulated in partnership with dermatologists, internists, chiropractors and veterinarians, which is currently under development.

●	A new topical roll-on – the Zen Roller™.

Production

Hemp growth, extraction, processing, formulation and product manufacture takes place at our facilities located on our 140-acre farm in Pueblo Colorado. Our farm is capable of producing over 200,000 plants potentially yielding potential minimum annual harvest of 200,000 to 300,000 pounds of outdoor grown hemp.

In addition, the Company’s 15,000 square feet of climate-controlled greenhouses are capable of producing a consistent supply of approximately 25,000 pounds per year of indoor cultivated hemp over 4-6 individual harvests.

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

As part of the Company’s increased focus on sales and marketing, Veritas Farms recently launched a line of products under its own proprietary brand, Veritas Farms™, including hemp oil and extract products. The Veritas Farms™ brand line, including new packaging, was developed to expand the Company’s potential customer base. The Veritas Farms™ product line is expected to continually expand to offer additional products and applications.

Currently, Veritas Farms has implemented an aggressive marketing plan to compete in the Cannabinoid industry. To become a market leader in the industry, the Company plans to use three primary channels to market its products, web-based marketing, traditional marketing and medical marketing.

Web-Based Marketing

General. Veritas Farms’ expanded Veritas Farms™ e-commerce retail platform is designed to be a source for offering the Company’s premium phytocannabinoid-rich extract products directly to consumers under the Veritas Farms™ brand. The site has the ability to quickly adapt to a rapidly evolving market and to position our branded product lines as a leader in the industry. In addition to its e-commerce platform, Veritas Farms is pursuing distribution with leading third-party online retailers. As described in “Potential Adverse Effects of the Covid-19 Pandemic on the Company – Increased Emphasis on E-commerce Marketing,” the current Covid-19 pandemic has resulted in significant increases in e-commerce marketing efforts and resulting revenue growth.

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

Television Appearances and Magazine Features. Through appearances on various business-related television programs such as Varney & Company, The Money Show and New To The Street and the publication of a number of features in industry-related print and online magazines and other websites, such as the National Hemp Association, Veritas Farms plans to consistently promote its brand and products and educate consumers with other hemp industry-related information.

[1]	http://growwithtrellis.com/blog/the-importance-of-content-marketing-infographic/
[2]	https://www.tapinfluence.com/the-ultimate-influencer-marketing-guide/
[3]	https://www.imforza.com/blog/what-is-seo/

Traditional Marketing

In-House Sales Force Expansion. Veritas Farms maintains an in-house sales force to market to wholesale and retail accounts. With the significant capital infusions completed in 2018 and 2019, we have undertaken a significant expansion of our in-house sales team. The in-house sales team, which is based out of Fort Lauderdale, Florida, focuses on marketing to wholesale and retail accounts nationwide to grow our market share in traditional retail. In addition, we plan to further expand that portion of our sales team, which travels to major markets nationwide and focuses on direct sales to larger potential customers such as retail chains, including regional grocery stores, health food stores, and pharmacies. Further, they will be tasked with supporting retail account sales growth using staff education and incentives, point-of-sale promotions and in-store customer samplings.

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

Event Sponsorship. Veritas Farms has undertaken the sponsorship of various health and wellness events, such as the 2019 Malibu Marathon, where we have either promoted our existing product line or unveiled new product lines of additions to existing lines.

Billboard Campaigns. The Company has undertaken a digital and static billboard marketing campaign in nine U.S. cities, including Los Angeles, Atlanta, Dallas, Houston, Denver, Colorado Springs and New York City (Times Square), to highlight Veritas Farms and its product line. The billboard campaign is expected to display in excess of one hundred and twenty million impressions during its approximately three-month duration from the end of September to the beginning of January 2020.

Medical Sales and Marketing

Veritas Farms is completing development and expects to launch its new line of medical products, formulated in partnership with dermatologists, internists, chiropractors and veterinarians throughout 2020. In order to attract medical professionals and patients alike, the new line will be marketed and sold under a stand-alone brand and will be available exclusively to medical professionals.

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

Employees

As of the date of this report, we have 72 full-time employees including our executive officers, 17 of whom are based in Fort Lauderdale, Florida and 55 of whom are based in Pueblo and Aurora, Colorado, with the Company employing up to an additional 25-30 employees in Pueblo, Colorado during the outdoor harvest season.

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

Item 2. Properties.

The Company owns its 140-acre cultivation and production facility located at 8648 Lake Davis Road, Pueblo, Colorado.

The Company’s executive and sales offices are currently located in approximately 2,145 square feet of space at 1512 E. Broward Blvd., Suite 300, Fort Lauderdale, FL 33301. This space is leased from a non-affiliated party at a rental of $6,648.44 per month pursuant to a three-year lease expiring in August 2021.

In December 2019, the Company announced that it had signed a lease for a 35,000 square foot product production and distribution facility in Aurora, Colorado.  The facility, which is currently undergoing the required tenant improvements, will be used by the Company for production, warehousing, e-commerce fulfillment and commercial distribution of its ingestible and topical products. The facility will also provide additional office and meeting space. The Aurora, Colorado facility is leased from a non-affiliated party at a current monthly rental of $18,700, pursuant to a five-year lease with two five-year renewal options.

The Company believes that with the addition of the Aurora, Colorado facility, its production and office facilities are adequate for its present and proximate future needs.

Item 3. Legal Proceedings.

Currently there are no material legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

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

Holders of our Common Stock

As of the date of this report, we had 41,623,366 shares of common stock issued and outstanding and approximately 195 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of the date of this report, they held 7,029,090 shares of common stock for these shareholders. Accordingly, we believe that Veritas Farms has significantly in excess of 2,000 beneficial shareholders as of the date of this report.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,318,750 shares	(1)	$1.23	1,952,495 shares	(1)
Equity compensation plans not approved by security holders	0 shares		None issued	0 shares
Total	4,318,750 shares	(1)	$1.23	1,952,495 shares	(1)

(1)	Represents shares of common stock underlying options granted or reserved for issuance under our 2017 Incentive Stock Plan as of the date of this report.

Recent Sales of Unregistered Securities

During the fourth quarter of 2019, we issued 11,789 shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended to a single person upon the exercise of outstanding warrants.

The shares of our common stock so issued were issued and sold pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Item 6.   Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effects of the Current Coronavirus (COVID-19) Pandemic on the Company

The adverse public health developments and economic effects of the current COVID-19 pandemic in the United States, could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures, closing of “brick and mortar” retail outlets and logistics restrictions imposed or which otherwise occur in connection with the pandemic. More broadly, the high degree unemployment resulting from the pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. At this time, we cannot accurately predict the effect the COVID-19 pandemic will have on the Company.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenues. We had net sales for the year ended December 31, 2019 of $7,291,908, as compared to $2,079,981 for the year ended December 31, 2018, giving effect to the ramp up of commercial production and sale of newly branded Veritas Farms™ hemp extract products. The increase also reflects a significant expansion of retail distribution in 2019 from 2018, as a result of increased sales and marketing efforts. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, vape oils, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own Veritas Farms™ brand product line.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $3,753,807 for the year ended December 31, 2019, from $1,203,667 for 2018, as a result of increased sales during the year ended December 31, 2019. We had gross profit of $3,460,714 for the year ended December 31, 2019, as compared to gross profit of $876,314 for the year ended December 31, 2018.

Expenses. Selling, general and administrative expenses increased to $14,590,155 for the year ended December 31, 2019, from $5,282,744 for the year ended December 31, 2018, reflecting the expansion of operations as a result of the increased availability of capital during 2019. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest expense for the year ended December 31, 2019 was $18,167, $5,714 of which was attributable to loans from a principal shareholder, as compared to $28,468 for the year ended December 31, 2018, $22,048 of which was attributable to loans from a principal shareholder.

As a result of the increase in operating, marketing and public company expenses incurred during the year ended December 31, 2019 and the timing of orders from a number of our new distribution partners during the third quarter of 2019, net loss for the year ended December 31, 2019, increased to $11,147,608 or $0.32 per share based on 34,712,692 weighted average shares outstanding, from $3,385,983 or $.19 per share based on 19,744,350 weighted average shares outstanding for the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, total assets were $14,218,557, as compared to $7,014,086 at December 31, 2018. Assets primarily increased due to significant increases in cash, accounts receivable and inventories, as the Company utilized the services of a contract manufacturer for new product lines resulting in larger inventory balances.

Total current liabilities as of December 31, 2019 were $1,785,721, as compared to $738,476 at December 31, 2018. The increase was due in large part to increases in accounts payable, accrued expenses , current portion of right of use lease liability and current portion of long term debt, offset in part by the satisfaction of a $262,924 note receivable to a principal shareholder.

Net cash used in operating activities increased to $12,267,159 for the year ended December 31, 2019, from $4,165,734 for 2018. Results of operations, offset by increases in stock-based compensation and accounts payable comprised most of the change.

Net cash used in investing activities was $1,443,433 for the year ended December 31, 2019 as compared to $597,469 for the year ended December 31, 2018, reflecting an increase in cash used for the purchase of property and equipment in 2019.

Net cash provided by financing activities was $14,623,049 for year ended December 31, 2019, primarily attributable to the proceeds from the exercises of outstanding warrants and an additional private offering undertaken during 2019 as described below. This compares to net cash provided by financing activities of $4,899,486 for the year ended December 31, 2018.

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our equity securities, capital contributions made by members prior to completion of the September 2017 acquisition of 271 Lake Davis Holdings, LLC (“271 Lake Davis”) by the Company and loans from shareholders, including Erduis Sanabria, our Executive Vice President and a director. The shareholder loans which were evidenced by promissory notes issued to the lending shareholders, which accrued interest rates between 2% and 3% per annum which were paid in full by September 30, 2019.

In September and July 2018, the Company completed a private offering (the “2018 Private Offering”) of 7,312,500 Units (“Units”), at a price of $0.40 per Unit or total gross proceeds of $2,925,000. In addition, a $175,000 ninety (90) day convertible bridge promissory note issued by the Company in May 2018 to a single accredited investor in a private transaction, converted in accordance with its terms into 547,774 Units at the first closing of the 2018 Private Offering.

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

In order to raise additional capital, the Company solicited the exercise of the Warrants issued in the 2018 Private Offering. As of the date of this report 7,947,916 of the Warrants have been exercised, resulting in proceeds to the Company, net of warrant solicitation fees of $238,438, of $4,530,312.

In April 2019, Veritas Farms commenced an additional private offering of its equity securities to “accredited investors” pursuant to Rule 506(c) promulgated under the Securities Act (the “2019 Private Offering”).  The Company offered up to 6,250,000 “restricted” shares of its common stock on a “best efforts” (no minimum) basis at a price of $1.60 per share, with the right to increase the maximum amount of the 2019 Private Offering to 9,375,000 shares ($15,000,000) or more, depending upon investor demand. The Company completed the 2019 Private Offering in August 2019, in which it sold a total of 9,643,738 shares for total gross proceeds of $15,429,981, less offering expenses of $2,069,603, for net proceeds of $13,360,378.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2019, the Company had an accumulated deficit of $19,074,608 and a net loss of $11,0147,608. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

The Company believes that it will require additional financing to fund its growth and achieve profitability The Company anticipates that such financing, will be generated from subsequent public or private offerings of its equity and/or debt securities. The Company does not intend to accept any further loans from shareholders. While we believe additional financing will be available to us as needed, there can be no assurance that equity financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

Critical Accounting Policies

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

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

Effective September 27, 2017, the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities.  The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates.  The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2019 and 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Veritas Farms, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veritas Farms, Inc.(the Company) as of December 31, 2019 and 2018, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2019, the Company had an accumulated deficit of $19,074,608, and a net loss of $11,147,608. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 3 to the accompanying consolidated financial statements.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
May 14, 2020

Veritas Farms, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,076,543	$164,086
Inventories	6,600,455	2,508,954
Accounts Receivable	523,033	244,150
Prepaid Expenses	622,922	116,403
Total Current Assets	$8,822,953	$3,033,593

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $976,005 and $580,232 respectively	$4,914,063	$3,932,459

Intellectual Property	55,000	-
Right of Use Assets, net of accumulated amortization	134,345	-
Deposits	292,196	48,034

TOTAL ASSETS	$14,218,557	$7,014,086

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Balance Sheets (continued)

	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,567,611	$189,431
Accrued Expenses	51,240	165,677
Accrued Interest - Related Parties	18,828	17,949
Notes Payable - Related Parties	-	262,924
Deferred Rent	-	7,045
Deferred Revenue	-	45,018
Current Portion of Right of Use Lease Liability	80,046	-
Current Portion of Long Term Debt	67,996	50,432
Total Current Liabilities	$1,785,721	$738,476

LONG-TERM LIABILITIES
Long-term Debt, net of current portion	$184,826	$196,261
Right of Use Lease Liability, net of current portion	52,798	-
Total Liabilities	$2,023,345	$934,737

STOCKHOLDERS’ EQUITY
Common Stock, $0.004 par value, 50,000,000 shares authorized, 41,421,698 and 27,876,208 shares issued and outstanding at December 31, 2019 and 2018 respectively	$165,446	$111,505
Additional Paid in Capital	31,104,373	13,894,844
Accumulated Deficit	(19,074,608)	(7,927,000)
Total Stockholders’ Equity	$12,195,212	$6,079,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,218,557	$7,014,086

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Operations

	For the year ending December 31,
	2019	2018

Sales	$7,291,908	$2,079,981

Cost of sales	3,753,807	1,203,667
Plant Inventory Write-off	77,387	-
Total Cost of sales	3,831,194	1,203,667

Gross profit	$3,460,714	$876,314

Operating Expenses
Selling, General and Administrative	$14,590,155	$5,282,744
Total Operating Expenses	$14,590,155	$5,282,744
Operating loss	$(11,129,441)	$(4,406,430)

Other Expenses (Income)
Interest Expense - Related Party	5,714	22,048
Interest Expense - Other	12,453	6,420
Gain on Forgiveness of Debt	-	(598,915)
Total Other Expenses (Income)	$18,167	$(570,447)

Loss before Provision for Income Taxes	$(11,147,608)	$(3,835,983)

Income Tax Provision	-	-

NET LOSS	$(11,147,608)	$(3,835,983)

Net Loss per Share - Basic and fully diluted	$(0.32)	$(0.19)

Weighted Average Shares Outstanding - Basic and fully diluted	34,712,692	19,744,350

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	14,973,750	$59,895	$7,139,409	$(4,091,017)	$3,108,287

Issuance of Common Stock for Cash	12,596,208	50,385	5,482,467	-	5,532,852

Issuance of Common Stock for Services	306,250	1,225	386,775	-	388,000

Stock-based Compensation	-	-	886,193	-	886,193

Net Loss	-	-	-	(3,835,983)	(3,835,983)

Balance, December 31 2018	27,876,208	$111,505	$13,894,844	$(7,927,000)	$6,079,349

Issuance of Common Stock for Cash	9,643,854	38,350	13,323,991	-	13,362,342

Issuance of Common Stock for Services	15,625	63	16,813	-	16,875

Stock-based Compensation	-	-	2,366,752	-	2,366,752

Warrants Exercised	3,886,011	15,528	1,501,973	-	1,517,502

Net Loss	-	-	-	(11,147,608)	(11,147,608)

Balance, December 31, 2019	41,421,698	$165,446	$31,104,373	$(19,074,608)	$12,195,212

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,147,608)	$(3,835,983)
Adjustments to Reconcile Net Loss to Net Cash Used Operating Activities
Depreciation	404,622	274,194
Amortization of Right of Use Assets	80,607	-
Stock-based Compensation	2,383,627	1,274,193
Gain on Forgiveness of Debt		(538,254)
Loss on Disposal of Property and Equipment	2,207	-
Changes in Operating Assets and Liabilities
Inventories	(4,091,501)	(1,080,196)
Prepaid Expenses	(506,519)	(74,309)
Accounts Receivable	(278,883)	(164,249)
Deposits	(244,162)	(25,034)
Deferred Rent	(7,045)	7,045
Deferred Revenue	(45,018)	45,018
Accrued Interest - Related Parties	879	1,719
Right of Use Lease Liability	(82,108)	-
Accrued Expenses	(114,437)	5,773
Accounts Payable	1,378,180	(55,651)
NET CASH USED IN OPERATING ACTIVITIES	(12,267,159)	(4,165,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$(1,388,433)	$(597,469)
Purchase of Intangible Asset	(55,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,443,433)	(597,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Long-term Debt	$6,129	$(13,001)
Repayment of Notes Payable - Related Parties	(262,924)	(767,156)
Proceeds from Note Payable	-	146,791
Proceeds from Stock Warrants Exercised	1,517,502	-
Proceeds from Issuance of Common Stock	13,362,342	5,532,852
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,623,049	4,899,486
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	912,457	136,283
CASH AND CASH EQUIVALENTS - Beginning of Period	164,086	27,803
CASH AND CASH EQUIVALENTS - End of Period	$1,076,543	$164,086

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$12,500	$26,749
Cash Paid for Income Taxes	$-	$-
Non-Cash Financing Activities
Operating Lease Right of Use Asset Obtained in Exchange for Lease Obligations	$214,952	$-

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Veritas Farms, Inc. (the “Company”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.” Effective February 5, 2019, the Company changed its name from “SanSal Wellness Holdings, Inc.” to “Veritas Farms, Inc.” The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp pursuant to Federal law on its farm.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at December 31, 2019 and December 31, 2018.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2019 and December 31, 2018.

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

ASC 842 was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Finance leases are not material to the Company and were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC 840.

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

Legal Proceedings

Currently there are no material legal proceedings pending or threatened against the Company. However, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm the Company’s business.

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 2: INVENTORIES

Inventory consists of:

	December 31,	December 31,
	2019	2018
Inventory
Work In Progress	$4,062,890	$2,241,554
Finished Goods	1,983,107	72,604
Other	554,458	194,796

Inventory	$6,600,455	$2,508,954

During the periods ending December 31, 2019 and December 31, 2018 the Company realized a loss from destruction of plants in the amounts of $77,387 and $0, respectively.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended December 31, 2019, the Company had an accumulated deficit of $19,074,608, and a net loss of $11,147,608. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

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

The Company believes that it will require additional financing to fund its growth and achieve profitability The Company anticipates that such financing, will be generated from subsequent public or private offerings of its equity and/or debt securities. Outside financing, in concert with increased profitability of "Big Box" retail orders and Ecommerce allow management to conclude that the Company will continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 4: PROPERTY AND EQUIPMENT

		December 31,	December 31,
	Life	2019	2018
PROPERTY AND EQUIPMENT
Land and Land Improvements	-	$398,126	398,126
Building and Improvements	39	1,510,175	1,465,245
Greenhouse	39	920,896	693,987
Fencing and Irrigation	15	203,793	203,793
Machinery and Equipment	7	2,480,475	1,475,644
Furniture and Fixtures	7	236,344	224,682
Computer Equipment	5	20,053	20,053
Vehicles	5	120,206	31,161
		$5,890,068	$4,512,691
Less Accumulated Depreciation		(976,005)	(580,232)
Property and Equipment		$4,914,063	3,932,459

Total depreciation expense was $404,346 and $274,195 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5: LONG-TERM DEBT

	December 31,	December 31,
	2019	2018

Note Payable which requires monthly payments of $1,618 including interest at 6.00% per annum until February 1, 2020 when the balance is due in full. The note is secured by specific assets of the Company.	$-	$99,902

Notes Payable which require monthly payments of $3,690, $669, and $1,691, including interest at 5.16% per annum until December 1, 2022, May 1, 2023, and August 1, 2024, when the balance is due in full. The note is secured by specific assets of the Company.	211,952	146,791

Note Payable which require monthly payments of $758, including interest at 3.4% per annum until April 1, 2025, when the balance is due in full. The note is secured by specific assets of the Company.	40,870	-

	252,822	246,693
Less Current Portion	(67,996)	(50,432)
Long-Term Debt - net of current portion	$184,826	$196,261

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5: LONG-TERM DEBT (CONTINUED)

Long-term debt consisted of the following:

Future principal payments are as follows as of the year ended December 31, 2019:

2020	$67,996
2021	67,996
2022	67,996
2023	27,299
2024	18,980
Thereafter	2,554
$252,822

NOTE 6: STOCK-BASED COMPENSATION

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 6: STOCK BASED COMPENSATION (CONTINUED)

Stock-based compensation expense was as follows:

	Twelve Months Ended
	December 31:
	2019	2018
Non-Qualified Stock Options - Immediate	$998,603	$251,023
Incentive Stock Options - Time Bases	1,368,149	623,620
Total Stock-based Compensation Expense	$2,366,752	$874,643

Stock option activity was as follows in the periods ended December 31, 2019 (Post Reverse Split) and December 31, 2018:

	Stock	Weighted- Average	Weighted- Average
	Options	Exercise	Remaining
Outstanding at December 31, 2018	2,275,000	$1.06	9.30
Granted	2,043,750	$1.23	9.53
Exercised	-
Forfeited/Canceled	-
Outstanding at Dec 31, 2019	4,318,750	$1.14	8.91

Vested at Dec 31, 2019	2,448,958	$1.14	8.51
Exercisable at Dec 31, 2019	2,448,958	$1.14	8.51

The Company estimated the fair value of each stock option on the date of grant using the Black Scholes valuation model with the following assumptions:

Valuation Assumptions
Risk-free interest rate	2.14% – 2.94%
Expected dividend yield	0%
Expected stock price volatility	105% to 180%
Expected life of stock options (in years)	10

NOTE 7: LEASES

We adopted ASC 842 using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 7: LEASES (CONTINUED)

The Company recognized the following related to leases in its Consolidated Balance Sheet:

	December 31,	December 31,
	2019	2018
Right of Use Lease Liabilities
Current portion	$80,046	$-
Long-term portion	52,798	-
	$132,844	$-

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $34,632 and $44,813 for the years ended December 31, 2019 and 2018, respectively.

The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The Lease Liability will be expensed each month, on a straight line basis, over the life of the lease.

On June 22, 2018, the Company entered into a sublease agreement with ESDA Inc., a Florida Corporation.  The Agreement went into effect as of July 1, 2018 with a term of three years expiring August 31, 2021.  The lease contains annual escalators and charges Florida sales tax.  Total depreciation expense related to the lease was $80,607 for the year ended December 31, 2019. Prior to 2019 the lease was treated as an operating lease and right of use asset guidance was not applicable.

As of December 31, 2019 and December 31, 2018, operating leases have no minimum rental commitments.

NOTE 8: COMMON STOCK

During the year ending December 31, 2018, the Company issued 12,596,208 shares of common stock for proceeds of $5,532,852, net of $409,495 issuance costs, and 306,250 shares of common stock for marketing services valued at $388,000.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8: COMMON STOCK (CONTINUED)

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

During the year ending December 31, 2019, warrants to purchase 3,886,011 shares of common stock were exercised for $1,519,467.  Included in warrants exercised are 1,290,570 shares of common stock issued in accordance with a cashless exercise of warrants.

During the year ending December 31, 2019, the Company issued 9,643,854 shares of common stock for proceeds of $13,360,377, net of $2,069,603 issuance costs, and 15,625 shares of common stock for marketing services valued at $16,875.

NOTE 9: INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Federal Taxes (credits) at statutory rates	$(2,470,000)	$(965,000)
State and local taxes, net of Federal benefit	(526,000)	(177,000)
Change in valuation allowance	2,996,000	1,142,000
	$-	$-

Components of deferred tax assets are as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Deferred Tax Assets;
Net Operating Loss Carryforwards	$3,930,000	$1,515,000
Stock Compensation	910,000	-
Accrued Related Party Expenses	-	5,000
Total Deferred Tax Assets	4,840,000	1,520,000
Valuation Allowance	(4,300,000)	(1,304,000)

Total Deferred Tax Assets net of Valuation Allowance	$540,000	$216,000

Depreciation and Amortization	370,000	200,000
Prepaid Expense	170,000	16,000
Total Deferred Tax Liabilities	540,000	216,000

Net Deferred Tax Assets	$-	$-

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 9: INCOME TAX (CONTINUED)

The Company has approximately $14,500,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

NOTE 10: CONCENTRATIONS

The Company had two customers in year ended December 31, 2019 accounting for 25% and 14% of sales. For the year ended December 31, 2018, one customer accounted for 31% of sales.

The Company had two customers at December 31, 2019 accounting for 47% and 12% of accounts receivable. At December 31, 2018, the Company had two customers accounting for 30% and 24% of accounts receivable.

NOTE 11: RELATED PARTY

The Company incurred $59,906 and $239,305 of related party legal expenses during the years ended December 31, 2019 and 2018, respectively for legal services. As of December 31, 2019 and December 31, 2018, the Company had related party legal accruals for $0.

The Company entered into various note payables with stockholders of the company between June 2017 and March 2019. The notes bear interest between 2.00% and 3.00% per annum. The principal balance due on these notes was $0 and $262,924 as of December 31, 2019 and December 31, 2018. Interest accrued was $0 and $17,949 as of December 31, 2019 and December 31, 2018, respectively. The principal balance has been paid in full as of June 30, 2019.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 11: RELATED PARTY (CONTINUED)

The Company issued stock incentives to various directors and employees. Refer to Note 5 for additional details. The Company also issued 125,000 shares stock incentives to a related party in 2019 that immediately vested with an exercise price of $0.98 with related stock compensation expense of $660,810.

NOTE 12: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

The Company entered into a 61 month building lease for extraction, manufacturing and distribution, commencing on February 28, 2020. For the first 13 months, monthly payments will be $18,699, increasing 3% per year. A $200,000 deposit was made in 2019, but the lease was not executed until March 2020.

On January 16, 2020, warrants to purchase 153,279 shares of common stock were exercised on a cashless basis.

On April 7, 2020, the Company issued 50,000 shares of common stock for marketing services.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to most other countries and infections have been reported globally. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) have concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, Our President and Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

To address these material weaknesses, our Chief Executive Officer and Our Chief Financial Officer performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held

Alexander Salgado	53	Chief Executive Officer, Secretary and Director

Michael Pelletier	58	Chief Financial Officer

Erduis Sanabria	46	Executive Vice President and Director

Dave Smith	65	Chief Operating Officer

Rianna Meyer	50	Vice President of Operations

Derek Thomas	35	Vice President of Business Development

Bao T. Doan, M.D.	47	Director

Kellie Newton	60	Director

Mark J. Horowitz	55	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Alexander Salgado co-founded Veritas Farms and has served as its Chief Executive Officer since its inception in January 2015.  From 2013 to 2015, Mr. Salgado was the Chief Operating Officer of IXE Agro USA LLC, a division of a multi-national conglomerate of firms involved in the agricultural industry focused on the growing, marketing, shipping and selling of fresh produce throughout the Americas. From 2006 to 2013, Mr. Salgado was the President of Protex Investment Group LLC, a real estate acquisition and management consultation company. Since 2000, Mr. Salgado, a board licensed Certified Public Accountant has also served as President of Alexander M. Salgado, CPA, PA, an accounting, tax and consulting firm located in Miami, Florida. Mr. Salgado holds a bachelor’s degree in Accounting from Florida International University.

Michael Pelletier, who joined the Company as its Chief Financial Officer in April 2019,has over 35 years of experience in accounting and financial reporting, most recently as Chief Financial Officer of Inter-Continental Cigar Corp. (ICCC), a South Florida-based global cigar manufacturing and distribution firm, for over 20 years, from 1997 until joining the Company. His responsibilities at ICCC included inventory management, sales control, customer service, finance, annual audits, budgets, quarterly forecasts, state and federal licensing as well as assuring required compliance and filings. Prior to his long career in the cigar industry, Mr. Pelletier held other senior accounting and finance roles, including Assistant Controller of Gold Coast Media, a Miami-based direct marketing firm from 1995 to 1997, and Controller - Southeast of Hunter Douglas, Inc., a global leader in the window covering industry from 1990 to 1995. Earlier in his career, Mr. Pelletier spent more than 4 years with Pelletier& Veal CPA’s, an Atlanta-based public accounting firm where he performed write-up, tax, compilation and review work for small and medium size businesses in diverse industries. He holds a Bachelor of Business Administration (Accounting) degree from Florida Atlantic University.

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

From 2008 to 2011, Mr. Smith was President of JDS Consumer Solutions, a Florida-based consumer and customer sales and marketing solutions provider. From 2006 to 2008, he was Chief Operating Officer of Pantheon Chemical, an Arizona-based “green” chemical company. From 2002 to 2006, he was Senior Vice President and subsequently, Chief Operating Officer of FB Foods Inc., a Florida-based manufacturer of children’s refrigerated meals.

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

Mr. Smith has also held key positions with other Fortune 500 companies, including Director-Sales and Marketing of The Seagram Company Ltd. from 1996 to1998 and various management positions with The Gillette Company Safety Razor Division from 1981 to 1989. He is a veteran of the U.S. Navy (Seabees) and graduate of the University of Alabama at Birmingham.

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

Bao T. Doan, M.D. joined the Company’s board of directors on April 8, 2019.  Dr. Doan has been a practicing interventional radiologist for over twenty (20) years and since 2009 has served as National Medical Director and Staff Interventional and Diagnostic Radiologist for Envision Physician Services (formerly Sheridan Healthcare, Inc.) in Plantation, Florida.  Dr. Doan, a dual American board-certified radiologist and interventional radiologist, holds a medical degree from McGill University Health Center in Montreal, Canada and a master’s degree in business administration, healthcare management, from Western Governors University.  Dr. Doan has published professional articles and papers and is a member of various professional organizations. We believe that given her medical experience, Dr. Doan is a valuable member of our board of directors.

Kellie Newton joined the Company’s board of directors on April 8, 2019. Ms. Newton has over thirty (30) years of experience in the practice of corporate law, representing non-profit and companies in a variety of matters including commercial transactions and corporate governance. Since December 2017, she has been a partner at Whiteford, Taylor & Preston in Washington, D.C. and prior thereto, she was a partner at Dentons and its predecessor firm, McKenna Long & Aldridge in Washington, D.C. from March 1993 to December 2017. Ms. Newton also is experienced as in-house counsel, having served as Corporate Counsel at ChemLawn Services Corporation, one of the largest corporations engaged in providing landscaping and indoor pest elimination services in the United States and Canada from 1990 to 1993 and as Senior Attorney at Warner Cable Communications, Inc. from 1985 to 1990. Ms. Newton holds a B.A. degree in history and political science from Dickinson College and a J.D. degree from Capital University Law School. We believe that Ms. Newton’s extensive experience in corporate law, particularly in the area of corporate governance, makes her a valuable member of our board of directors.

Marc J. Horowitz joined the Company’s board of directors on November 1, 2019. Mr. Horowitz has been a certified public accountant for over twenty-five (25) years. Since 2016, he has been Chief Financial Officer of Steven Feller P.E., private equity owned engineering design services firm based in Fort Lauderdale, Florida. From 2013 to 2016, Mr. Horowitz provided financial and other consulting service on a contract/short-term basis to a number of companies, including All Care Consultants, a physician practice management firm, where he was Chief Financial Officer, U.S. Gas & Electric, an energy supplier, Resorts World Bimini, a subsidiary of Genting Group, a worldwide resort operator and Flanigan’s Enterprises, a publicly held owner and operator of a chain of restaurants and package liquor stores in Florida, where he was Director of Accounting. From 2008 to 2013, Mr. Horowitz was Chief Financial Officer/Vice President-Finance of Apilfi, a private equity owned technology provider of life and annuity order management solutions for the financial services and insurance industries, based in Fort Lauderdale, Florida. Mr. Horowitz began his career at the accounting firms of Grant Thornton and Ernst& Young. He holds a Bachelor of Business Administration degree from Florida Atlantic University and a Master of Accounting degree from Nova Southeastern University. We believe that given his extensive financial and accounting experience, Mr. Horowitz will be a valuable addition to the Veritas Farms board of directors.

Family Relationships

There are no familial relationships among our officers and directors.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Director Independence

The Company’s board of directors has determined that each of our three non-employee directors, Dr. Bao Tran Doan, Kellie Newton and Marc J. Horowitz, is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market and the NYSE American. Moreover, our board of directors has determined that Mr. Horowitz qualifies as an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market and the NYSE American, based on his extensive financial and accounting experience.

Board Committees

General

As our board of directors is now comprised of a majority of “independent” directors and Mr. Horowitz qualifies as an “audit committee financial expert,” the Veritas Farms board of directors has established three standing committees, an audit committee, a compensation committee and a nominating and corporate governance committee. Dr. Doan, Ms. Newton and Mr. Horowitz are the be members of each of the committees.

Audit Committee

The audit committee assists the Veritas Farms board of directors in its oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements, including (a) the quality and integrity of the Company’s financial statements; (b) the Company’s compliance with legal and regulatory requirements; (c) the independent auditors’ qualifications and independence; and (iv) the performance of our Company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

●	discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the SEC in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	review with the Company’s financial management on a period basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in the Company’s selection or application of accounting principles; and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the Company;

●	monitor the Company’s policies for compliance with federal, state, local and foreign laws and regulations and the Company’s policies on corporate conduct;

●	maintain open, continuing and direct communication between the board of directors, the audit committee and our independent auditors; and

●	monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

Mr. Horowitz is the chairperson of the audit committee.

Compensation Committee

The compensation committee aids our board of directors in meeting its responsibilities relating to the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants. Further, the compensation committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	review periodically the Company’s philosophy regarding executive compensation to (a) ensure the attraction and retention of corporate officers; (b) ensure the motivation of corporate officers to achieve the Company’s business objectives, and (c) align the interests of key management with the long-term interests of our shareholders;

●	review and approve corporate goals and objectives relating to Chief Executive Officer compensation and other executive officers of Veritas Farms;

●	make recommendations to the board of directors regarding compensation for non-employee directors, and review periodically non-employee director compensation in relation to other comparable companies and in light of such factors as the compensation committee may deem appropriate; and

●	review periodically reports from management regarding funding the Company’s pension, retirement, long-term disability and other management welfare and benefit plans.

Dr. Doan is the chairperson of our compensation committee.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee recommends to the board of directors individuals qualified to serve as directors and on committees of the board of directors to advise the board of directors with respect to the board of directors composition, procedures and committees to develop and recommend to the board of directors a set of corporate governance principles applicable to the Company; and to oversee the evaluation of our board of directors and management.

Further, the nominating and corporate governance committee, to the extent it deems necessary or appropriate, among its several other responsibilities shall:

●	recommend to the board of directors and for approval by a majority of independent directors for election by shareholders or appointment by the board of directors as the case may be, pursuant to our bylaws and consistent with the board of directors’ criteria for selecting new directors;

●	review the suitability for continued service as a director of each member of the board of directors when his or her term expires or when he or she has a significant change in status;

●	review annually the composition of the board of directors and to review periodically the size of the board of directors;

●	make recommendations on the frequency and structure of board of directors’ meetings or any other aspect of procedures of the board of directors;

●	make recommendations regarding the chairmanship and composition of standing committees and monitor their functions;

●	review annually committee assignments and chairmanships;

●	recommend the establishment of special committees as may be necessary or desirable from time to time; and

●	develop and review periodically corporate governance procedures and consider any other corporate governance issue.

Ms. Newton is the chairperson of the nominating and corporate governance committee.

Code of Ethics

We have adopted a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, or persons performing similar functions.

Board of Directors Role in Risk Oversight

Members of the board of directors and since its establishment, the Company’s audit committee have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Item 11. Executive Compensation.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each of our executive officers for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander M.	2019	250,000	170,000	0	333,333	477,657	0	0		897,657
Salgado,	2018	250,000	20,000	0	166,666	238,829	0	0		508,829
Chief Executive Officer	2017	150,000	0	0	250,000	76,155	0	0		226,153

Erduis	2019	250,000	168,500	0	333,333	477,657	0	0		896,157
Sanabria,	2018	250,000	20,000	0	166,666	238,829	0	0		508,829
Executive Vice President Officer	2017	150,000	0	0	250,000	76,155	0	0		226,153

Derek	2019	100,000	2,500	0	33,333	36,967	0	0		139,467
Thomas,	2018	87,500	5,000	0	0	0	0	0		92,500
Vice President of Business Development (3)	2017	8,331	0	0	0	0	0	0		8,331

Rianna	2019	170,000	7,500	0	58,333	35,314	0	0		212,814
Meyer,	2018	132,500	10,000	0	0	0	0	0		142,500
Vice President of Operations	2017	75,000	0	0	125,000	11,423	0	0		86,423

Dave Smith,	2019	225,000	95,000	0	93,750	134,413	0	0		454,413
Chief Operating Officer(4)	2018	69,500	0	0	93,750	134,413	0	0		203,913

Michael Pelletier,	2019	127,000	0	0	0	0	0	0		127,000
Chief Financial Officer(2)

(1)	Represents options granted under our 2017 Incentive Stock Plan.

(2)	Mr. Pelletier joined the Company in April 2019

(3)	Mr. Thomas joined the Company in December 2017.

(4)	Mr. Smith joined the Company in September 2018.

Employment Agreements

Effective September 27, 2017, the Company entered into employment agreements with each of Messrs. Salgado and Sanabria. Each employment agreement provides for a three-year rolling term, base salary of $150,000, increasing to $250,000 on April 1, 2018 and a grant of 1,000,000 vested options under the Company’s 2017 Stock Incentive Plan. The options are exercisable at any time during the ten (10) year period commencing on the date of grant, at an exercise price of $0.0833 per share and are otherwise subject to the terms of the 2017 Stock Incentive Plan. The employment agreements also contain customary confidentiality, non-competition and change in control provisions.

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

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2019, the end of our last completed fiscal year.

Grantee	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Exercise Price	Option Expiration Date	Number of Shares that have not vested	Market Value of Shares that have not Vested
Alexander Salgado	250,000	0	0.333	9/27/2027	0	0
Alexander Salgado	666,667	0	1.44	8/6/2028	0	0
Alexander Salgado	0	500,000	0.980	7/26/2029	500,000	2,633,807
Michael Pelletier	0	25,000	2.580	3/26/2029	25,000	62,202
Erduis Sanabria	250,000	0	0.333	9/27/2027	0	0
Erduis Sanabria	666,667	0	1.44	8/6/2028	0	0
Erduis Sanabria	0	500,000	0.980	7/26/2029	500,000	2,633,807
Rianna Meyer	83,333	41,667	0.333	9/27/2027	41,677	11,550
Rianna Meyer	16,667	33,333	1.44	8/6/2028	33,333	47,529
Rianna Meyer	0	50,000	0.980	7/26/2029	50,000	259,442
Derek Thomas	16,667	33,333	0.8	5/10/2028	33,333	26,405
Derek Thomas	16,667	33,333	1.44	8/6/2028	33,333	47,529
Derek Thomas	0	25,000	0.980	7/26/2029	25,000	129,721
Dave Smith	187,500	0	1.444	9/24/2028	0	0
Dave Smith	0	187,500	0.980	7/26/2029	187,500	987,677

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

2017 Incentive Stock Plan

Our 2017 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the 2017 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2017 Incentive Stock Plan is administered by the compensation committee, or alternatively by the board of directors. The number of Shares so reserved automatically adjusts upward on January 1 of each year, commencing January 1, 2019, so that the number of Shares covered by the 2017 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock as of that measurement date. As of the date of this report, 6,271,245 Shares have been reserved for issuance and the Company has granted options to purchase 4,718,750 Shares under the 2017 Incentive Stock Plan. Such options are exercisable at prices ranging from of $0.33332 to $3.44 per Share.

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

Names and addresses of beneficial owners	Number of shares of common stock (1)	Percentage of class (%)

Directors and executive officers:
Alexander M. Salgado (2)	6,912,977	16.1

Michael Pelletier	0	0

Erduis Sanabria (3)	6,564,977	15.3

Dave Smith	281,250	*

Rianna Meyer	100,000	*

Derek Thomas	50,000	*

Bao T. Doan, M.D.	259,375	*

Kellie Newton	25,000	*

All directors and executive officers as a group (eight persons) (2)(3)	14,193,579	31.9

Other 5% or greater shareholders:

George Attlee Boden 198 Magellan Quay Grand Cayman Cayman Islands KY1-1108	2,443,750	5.8

William R. Maines 15 Meadowood Lane Binghamton, NY 13901	3,125,000	7.5

Cornelis Wit (4) 2101 W. Commercial Blvd, Suite 3500 Fort Lauderdale, FL 33309	3,112,500	7.4

*	Less than 1%.

(1)	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this report.

(2)	Includes (a) 1,420,089 shares owned of record by Mr. Salgado; (b) 1,166,667 shares underlying presently exercisable options held by Mr. Salgado; and (c) 4,326,221 shares held by other shareholders who were former Members of 271, which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) pursuant to a five-year voting agreement entered into among Messrs. Salgado, Sanabria and such other shareholders at Closing of the Acquisition on September 37, 2017 (the “Voting Agreement”).

(3)	Includes (a) 1,072,089 shares owned of record by Mr. Sanabria; (b) 1,166,667 shares underlying presently exercisable options held by Mr. Sanabria; and (c) 4,326,221 shares held by other shareholders who were former Members of 271, which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) pursuant to the Voting Agreement.

(4)	Includes (a) 3,050,000 shares held of record by Mr. Wit and (b) 62,500 shares held by Ananda Cifre, his spouse.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,318,750 shares	(1)	$1.23	1,952,495 shares	(1)
Equity compensation plans not approved by security holders	0 shares		None issued	0 shares
Total	4,318,750 shares	(1)	$1.23	1,952,495 shares	(1)

(1)	Represents shares of common stock underlying options granted or reserved for issuance under our 2017 Incentive Stock Plan as of the date of this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Voting Agreement

Shareholders holding 4,326,221 shares of our common stock, who were former members of 271, including Messrs. Salgado and Sanabria, are parties to a Voting Agreement originally entered into in September 2017, pursuant to which Messrs. Salgado and Sanabria have the right to vote (but not dispose of) such shares until September 2022.

Loans

Prior to completion of the 2018 Private Offering, a primary source of capital to develop and implement our business plan came from the proceeds of loans made by members of 271 Lake Davis prior to its September 2017 acquisition by the Company (none of which lenders was an officer, director or principal shareholder of the Company) and loans made during 2017 and 2018 by Erduis Sanabria, our Executive Vice President and a director. The loans accrued interest at rates between 2% and 3% per annum.. As of December 31.2018, the principal balance of the loans to the members of 271Lake Davis and Mr. Sanabria were reduced to $40,985 and $221,939, respectively and the principal balance of these loans together with accrued interest were repaid in full by December 31, 2019.

Legal Services

A law firm owned by the brother of Alexander M. Salgado, our Chief Executive Officer, rendered legal services to the Company during the years ended December 31, 2019 and December 31, 2018. The firm was paid an aggregate of $157,500 and $239,305 for such services during 2019 and 2018, respectively

Review, Approval and Ratification of Related Party Transactions

Any related party transactions are subject to prior review and approval by a majority of our “independent” directors, or an appropriate committee of our board of directors consisting solely of “independent” directors.

Item 14.  Principal Accounting Fees and Services.

Prager Metis CPAs LLC (“Prager”) has been our independent registered public accounting firm since 2018.

Audit Fees

Aggregate audit fees billed by Prager for the years ended December 31, 2019 and December 31, 2018, were $55,000 and $42,500, respectively.

Audit-Related Fees

There were no audit-related fees billed by Prager for the years ended December 31, 2019 and December 31, 2018.

Tax Fees

There were no tax fees billed by Prager for the years ended December 31, 2019 and December 31,.

Pre-Approval Policy

Provision of the above services is approved by our audit committee of our board of directors or, prior to establishment of the audit committee, by the board of directors as a whole.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and December 31, 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and December 31, 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and December 31, 2018

Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2019 and December 31, 2018

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(2)

10.1	Securities Exchange Agreement(3)

10.2	Employment Agreement with Alexander M. Salgado(3)*

10.3	Employment Agreement with Erduis Sanabria(3)*

10.4	2017 Stock Incentive Plan(3)*

10.5	Voting Agreement(3)*

10.6	Code of Ethics(4)

10.7	Employment Agreement with Dave Smith(5)*

10.8	Form of Non-Employee Director Appointment Letter with attached Form of Non-Employee Director Indemnification Agreement(6)

21.1	Subsidiaries of Registrant(4)

23.1	Consent of Prager Metis CPAs LLC(7)

31.1	Section 302 Chief Executive Officer Certification(7)

31.2	Section 302 Chief Financial Officer Certification(7)

32.1	Section 906 Chief Executive Officer Certification(7)

32.2	Section 906 Chief Financial Officer Certification(7)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated November 13, 2017 and incorporated herein by reference, except for an amendment thereto, filed as an exhibit to the registrant’s current report on Form 8-K dated February 5, 2019 and incorporated herein by reference.

(2)	Filed as an exhibit the registrant’s Registration Statement on Form S-1 (File No. 333-210190) and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated October 2, 2017 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated October 22, 2018 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated April 9, 2019 and incorporated herein by reference.

(7)	Filed herewith.

*	Management compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITAS FARMS, INC.

Dated: May 15, 2020	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2020	By:	/s/ Michael Pelletier
Michael Pelletier, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alexander M. Salgado	Chief Executive Officer and Director	May 15, 2020
Alexander M. Salgado	(Principal Executive Officer)

/s/ Michael Pelletier	Chief Financial Officer	May 15, 2020
Michael Pelletier	(Principal Financial and Accounting Officer)

/s/ Erduis Sanabria	Executive Vice President and Director	May 15, 2020
Erduis Sanabria

/s/ Bao T. Doan	Director	May 15, 2020
Bao T. Doan, M.D.

/s/ Kellie Newton	Director	May 15, 2020
Kellie Newton

/s/ Mark J. Horowitz	Director	May 15, 2020
Mark J. Horowitz