Form 10-Q
period 2020-03-31
Veritas Farms, Inc.
filed 2020-06-30
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Commission file number: 333-235300

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of June 30, 2020 was 41,623,366 shares.

EXPLANATORY NOTE

The Securities and Exchange Commission (the “SEC”) issued an order on March 4, 2020, as amended on March 25, 2020, which provided conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (COVID-19) outbreak (the “SEC Order”). The current outbreak of COVID-19 has posed a significant impact on Veritas Farms, Inc. to file on a timely basis this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) by the original due date of May 14, 2020, and therefore elected to rely on the conditional filing relief provided under the SEC Order.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Veritas Farms, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$137,543	$1,076,543
Inventories	6,662,593	6,600,455
Accounts Receivable	482,084	523,033
Prepaid Expenses	333,538	622,922
Total Current Assets	$7,615,758	$8,822,953

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $1,104,663 and $976,005 respectively	$4,862,828	$4,914,063

Intellectual Property	55,000	55,000
Right of Use Assets, net of accumulated amortization	1,146,062	134,345
Deposits	281,213	292,196

TOTAL ASSETS	$13,960,861	$14,218,557

See Accompanying Notes to unaudited Consolidated Financial Statements

	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,876,849	$1,567,611
Accrued Expenses	126,530	51,240
Accrued Interest - Related Parties	-	18,828
Convertible notes payable	201,644	-
Deferred Revenue	15,559	-
Current Portion of Right of Use Lease Liability	255,768	80,046
Current Portion of Long Term Debt	67,996	67,996
Total Current Liabilities	$2,544,346	$1,785,721

LONG-TERM LIABILITIES
Long-term Debt, net of current portion	$167,827	$184,826
Right of Use Lease Liability, net of current portion	906,020	52,798
Total Liabilities	$3,618,193	$2,023,345

STOCKHOLDERS’ EQUITY
Common Stock, $0.004 par value, 50,000,000 shares authorized, 41,574,977 and 41,330,268 shares issued and outstanding at March 31, 2020 and December 31, 2019 respectively	$166,059	$165,446
Additional Paid in Capital	31,576,486	31,104,373
Accumulated Deficit	(21,399,877)	(19,074,608)
Total Stockholders’ Equity	$10,342,668	$12,195,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,960,861	$14,218,557

See Accompanying Notes to unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Sales	$1,154,311	$1,524,930

Cost of sales	676,698	820,109
Plant Inventory Write-off	-	77,387
Total Cost of sales	676,698	897,496

Gross profit	$477,613	$627,434

Operating Expenses
Selling, General and Administrative	$2,795,818	$2,447,454
Total Operating Expenses	$2,795,818	$2,447,454
Operating loss	$(2,318,205)	$(1,820,020)

Other Expenses (Income)
Interest Expense - Related Party	1,644	2,281
Interest Expense - Other	5,420	4,623
Gain on Forgiveness of Debt	-	-
Total Other Expenses (Income)	$7,064	$6,904

Loss before Provision for Income Taxes	$(2,325,269)	$(1,826,924)

Income Tax Provision	-	-

NET LOSS	$(2,325,269)	$(1,826,924)

Net Loss per Share, Basic and Diluted	$(0.06)	$(0.07)

Weighted Average Shares Outstanding, Basic and Diluted	41,549,431	28,004,953

See Accompanying Notes to unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	41,421,698	165,446	31,104,373	(19,074,608)	12,195,212

Issuance of Common Stock for Cash	-	-	-	-	-

Issuance of Common Stock for Services	-	-	-	-	-

Stock-based Compensation	-	-	472,726	-	472,726

Warrants Exercised	153,279	613	(613)	-	-

Net Loss	-	-	-	(2,325,269)	(2,325,269)

Balance, March 31, 2020	41,574,977	166,059	31,576,486	(21,399,877)	10,342,669

Balance, December 31, 2018	27,876,208	$111,505	$13,894,844	$(7,927,000)	$6,079,349

Issuance of Common Stock for Cash					-

Issuance of Common Stock for Services					-

Stock-based Compensation			661,302		661,302

Warrants Exercised	191,667	767	114,233		115,000

Net Loss	-	-	-	(1,826,924)	(1,826,924)

Balance, March 31, 2019	28,067,875	112,272	14,670,379	(9,753,924)	5,028,727

See Accompanying Notes to unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	3 Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,325,269)	$(1,826,924)
Adjustments to Reconcile Net Loss to Net Cash Used Operating Activities
Depreciation	128,658	83,998
Amortization of Right of Use Assets	37,350	20,152
Stock-based Compensation	472,726	661,302
Changes in Operating Assets and Liabilities
Inventories	(62,138)	(149,627)
Prepaid Expenses	289,384	42,095
Accounts Receivable	40,949	(299,678)
Deposits	10,983	-
Deferred Revenue	15,559	(44,612)
Accrued Interest - Related Parties	-	2,190
Right of Use Lease Liability	(20,122)	(21,542)
Accrued Expenses	56,461	32,677
Accounts Payable	309,238	183,229
NET CASH USED IN OPERATING ACTIVITIES	(1,046,222)	(1,316,740)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$(77,423)	$(392,847)
NET CASH USED IN INVESTING ACTIVITIES	(77,423)	(392,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Long-term Debt	$(16,999)	$(12,548)
Advances for Stock Warrants - Shareholders	-	1,343,125
Notes Payable - Related Parties	201,644	210,000
Proceeds from Stock Warrants Exercised	-	115,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	184,645	1,655,577
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(939,000)	(54,010)
CASH AND CASH EQUIVALENTS - Beginning of Period	1,076,543	164,086
CASH AND CASH EQUIVALENTS - End of Period	$137,543	$110,076

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$3,675	$2,995
Cash Paid for Income Taxes	$-	$-
Non-Cash Financing Activities
Operating Lease Right of Use Asset Obtained in Exchange for Lease Obligations	$1,049,067	$214,952

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2019, filed with the SEC on May 15, 2020.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

”Under ASC 606, the Company” the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at March 31, 2020 and December 31, 2019.

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

The Company accounts for stock-based compensation to other than employees in the same manner in which it accounts for employees.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at March 31, 2020 and December 31, 2019.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases

The Company has two leased buildings one in Fort Lauderdale, Florida and the other in Aurora, Colorado that are classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses.

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

Recent Accounting Pronouncements

No new pronouncements are applicable to the Company.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the three months ended March 31, 2020, the Company had an accumulated deficit of $21,399,877, and a net loss of $2,325,269. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Management’s plans include:

Taking full advantage of all government programs for the COVID – 19 crisis Future equity raises Future debt raises Rebalancing of Marketing and G&A expenses to mimic current economic environment New and reorder sales to large retailers.

The Company’s rebranded line of hemp oil and extract product allowed market penetration into large retail chains vastly increasing brand exposure and awareness. The initial rollouts have been successful creating opportunities for thousands of new retail outlets across the country. The shift from smaller order fulfillment to larger “big box store” orders creates an economy of scale and increased profitability. In addition to the volume transactions of the large retail stores, the Company has also found success with a direct to consumer approach on their E-Commerce site.

Currently, the Company incorporates an aggressive marketing plan to compete in the Cannabinoid industry. To become market leaders in the market, the Company will use three primary departments to market its products including: web-based marketing, traditional marketing, and medical marketing departments.

NOTE 3: INVENTORIES

Inventory consists of:

	March 31,	December 31,
	2020	2019
Inventory
Work In Progress	$4,010,239	$4,062,890
Finished Goods	2,097,896	1,983,107
Other	554,458	554,458

Inventory	$6,662,593	$6,600,455

During the periods ending March 31, 2020 and March 31, 2019 the Company realized a loss from destruction of plants in the amounts of $0 and $77,387, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

		March 31,	December 31,
	Life	2020	2019
PROPERTY AND EQUIPMENT
Land and Land Improvements	-	$398,126	398,126
Building and Improvements	39	1,510,175	1,510,175
Greenhouse	39	965,388	920,896
Fencing and Irrigation	15	203,793	203,793
Machinery and Equipment	7	2,480,475	2,480,475
Furniture and Fixtures	7	269,275	236,344
Computer Equipment	5	20,053	20,053
Vehicles	5	120,206	120,206
		$5,967,491	$5,890,068
Less Accumulated Depreciation		(1,104,663)	(976,005)
Property and Equipment		$4,862,828	4,914,063

Total depreciation expense was $128,658 and $83,998 for the three month period ending March 31, 2020 and 2019, respectively.

NOTE 5: LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2020	2019

Notes Payable which require monthly payments of $3,690, $669, and $1,691, including interest at 5.16% per annum until December 1, 2022, May 1, 2023, and August 1, 2024, when the balance is due in full. The note is secured by specific assets of the Company.	196,868	211,952

Note Payable which require monthly payments of $758, including interest at 3.4% per annum until April 1, 2025, when the balance is due in full. The note is secured by specific assets of the Company.	38,955	40,870
	235,823	252,822
Less Current Portion	(67,996)	(67,996)
Long-Term Debt - net of current portion	$167,827	$184,826

Future principal payments for the next 5 years are as follows for the years ended December 31:

2020	$50,997
2021	67,996
2022	67,996
2023	27,299
2024	18,980
Thereafter	2,554
$235,823

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6: CONVERTIBLE DEBT

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year 10% convertible promissory note (the “Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. The Company determined that there was a beneficial conversion feature of $95,000 relating to this note.

NOTE 7: STOCK-BASED COMPENSATION

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

The Company’s outstanding stock options have a 10-year term. Outstanding non-qualified stock options granted to employees and a consultant vest on a case by case basis. Outstanding incentive stock options issued to employees vest over a three-year period. The incentive stock options granted vest based solely upon continued employment (“time-based”). The Company’s time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards where 33.3% of the award vests on each of the three anniversary dates. Outstanding incentive stock options issued to executives vest partially upon grant date, with the residual vesting over the subsequent 6 or 12 months. The Company estimates the fair value of each stock option on the date of grant using the Black Scholes valuation model.

Stock-based compensation expense was as follows:

	Three Months Ended
	Mar 31:
	2020	2019
Non-Qualified Stock Options - Immediate	$472,726	$661,302
Incentive Stock Options - Time Bases	-	-

Total Stock-based Compensation Expense	$472,726	$661,302

Stock option activity was as follows in the periods ended Mar 31, 2020 and December 31, 2019:

		Weighted-	Weighted-
	Stock	Average	Average
	Options	Exercise	Remaining
Outstanding at December 31, 2019	4,318,750	$1.14	8.91
Granted	-	$-	-
Exercised	-
Forfeited/Canceled	-
Outstanding at March 31, 2020	4,318,750	$1.14	8.66

Vested at March 31, 2020	3,154,407	$1.14	8.48
Exercisable at March 31, 2020	3,154,407	$1.14	8.48

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

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet:

	March 31,	December 31,
	2020	2019
Right of Use Lease Liabilities
Current portion	$255,768	$80,046
Long-term portion	906,020	52,798
	$1,161,788	$132,844

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $12,876 and $8,159 for the three month period ending March 31, 2020 and 2019, respectively.

On June 22, 2018, the Company entered into a sublease agreement with ESDA Inc., a Florida Corporation.  The Agreement went into effect as of July 1, 2018 with a term of three years expiring August 31, 2021.  The lease contains annual escalators and charges Florida sales tax.  Total depreciation expense related to the lease was $20,152 and $20,152 for the three month period ending March 31, 2020 and 2019, respectively.

In March of 2020, the Company entered into a 61 month lease agreement with Majestic Realty Co. The agreement allows for an abated first month of rent. The lease contains annual escalators in addition to other periodic payments pertaining to taxes, utilities, insurance and common area costs. Total depreciation expense related to the lease was $17,198 and $0 for the three month period ending March 31, 2020 and 2019, respectively. The lease was calculated with a 5% interest rate creating a Right of Use liability of 1,049,067.

As of March 31, 2020, and December 31, 2019, operating leases have no minimum rental commitments.

NOTE 9: COMMON STOCK

In March of 2020, the Company issued 153,279 shares of common stock in accordance with a cashless exercise of warrants.

During the quarter ending March 31 2019, 191,667 stock warrants were exercised for $115,000.

As of March 31, 2019, there was a liability of $1,343,125 for funds received from exercising warrants from investors that had not yet been converted into equity.

In September of 2019, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-4 reverse stock split on the issued and outstanding common. All relevant information relating to numbers of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented. The reverse split was effected on September 19, 2019.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10: INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Federal Taxes (credits) at statutory rates	$(500,000)	$(400,000)
State and local taxes, net of Federal benefit	(100,000)	(84,000)
Change in valuation allowance	600,000	484,000
	$-	$-

Components of deferred tax assets are as follows:

	Three Months Ended March 31, 2020	December 31, 2019
Deferred Tax Assets;
Net Operating Loss Carryforwards	$4,320,000	$3,930,000
Stock Compensation	980,000	910,000
Accrued Related Party Expenses	15,000	-
Total Deferred Tax Assets	5,315,000	4,840,000
Valuation Allowance	(4,900,000)	(4,300,000)
Total Deferred Tax Assets net of Valuation Allowance	$415,000	$540,000
Depreciation and Amortization	330,000	370,000
Prepaid Expense	85,000	170,000
Total Deferred Tax Liabilities	415,000	540,000
Net Deferred Tax Assets	$-	$-

The Company has approximately $16,000,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

NOTE 11: CONCENTRATIONS

The Company had one customer in the three months ended March 31, 2020 accounting for 13% of sales. For the three months ended March 31, 2019, one customer accounted for 10% of sales.

The Company had three customers at March 31, 2020 accounting for 59%, 11% and 10% of accounts receivable. At December 31, 2019, the Company had two customers accounting for 46% and 12% of accounts receivable.

NOTE 12: RELATED PARTY

The Company incurred $57,500 and $37,500 of related party legal expenses during the three month periods ended March 31, 2020 and 2019, respectively

The Company issued stock incentives to various directors and employees. Refer to Note 6 for additional details.

NOTE 13: SUBSEQUENT EVENTS

On April 7, 2020, the Company issued 50,000 shares of common stock for marketing services.

On May 13, 2020, the Company received loan proceeds of $800,000 pursuant to the U.S. Small Business Administration (“SBA”) COVID-19 Paycheck Protection Program (PPP). Under the terms of this program, loan proceeds may be forgiven if used for payroll costs, rent, and utilities within 24 weeks of receipt.

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

To the date of this report the Company has secured distribution into the following chain stores:

CVS	Rite Aid	Kinney Drugs	Niemann Supermarkets
Bashas	Giant Eagle	Tops	Harris Teeter
Bi Mart	Smiths	Fred Meyer	QFC
King Soopers	Winn Dixie	Bi-Lo	Mariano’s
Fruth	Weis	Bartel Drugs	Bed Bath & Beyond
Kroger	Save Mart

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

Increased Emphasis on E-commerce Marketing

With recent stay-at-home mandates and ongoing spikes in infections arising from the COVID-19 pandemic resulting in increased online traffic, Veritas Farms has leveraged its digital ecosystem to offer solutions to customers who have financial and health concerns while growing the Company’s online traffic and revenue.

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

Results of Operations

Three months ended March 31. 2020 compared to three months ended March 31, 2019

Revenues. We had net sales for the three months ended March 31, 2020 of $1,154,311, as compared to $1,524,930 for the three months ended March 31, 2019. The decrease reflects the adverse effect of the COVID-19 outbreak on “brick and mortar” sales up of our products and the timing of orders from a number of our new retail customers, offset in part by an increase in online sales as a result of additional e-commerce marketing efforts in response to the effects of the COVID-19 outbreak. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and oral syringes, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded lines to beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers. Although sales for the first quarter of 2020 decreased from the first quarter of 2019 due to the timing of orders from a number of our new distribution partners, we anticipate the trend of year over year increasing sales to continue into 2020.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales for the three months ended March 31, 2020 decreased to $676,698 from $820,209 for the 2019 quarter, as a result of decreased sales in the 2020 quarter and a plant inventory write-off of $77,787 in the 2019 quarter. We had gross profit of $477,613 for the three months ended March 31, 2020, as compared to gross profit of $627,434 for the three months ended March 31, 2019.

Expenses. Selling, general and administrative expenses increased to $2,795,819 for the three months ended March 31, 2020, from $2,447,454 for the three months ended March 31, 2019, reflecting the expansion of operations during the quarter prior to the COVID-19 outbreak, offset in part by expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff, in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest expense for the three months ended March 31, 2020 was $7064, $1,644 of which was attributable to loans from a principal shareholder, as compared to $6,904 for the three months ended March 31, 2019, $2,281 of which was attributable to loans from a principal shareholder.

Net Loss. As a result of all the foregoing, net loss for the three months ended March 31, 2020, increased to $2,325,269 or $0.06 per share based on 41,549,431 weighted average shares outstanding, from $1,826,924 or $0.07 per share for the three months ended March 31, 2019, based on 28,004,953 weighted average shares outstanding.

Liquidity and Capital Resources

As of March 31, 2020, total assets were $13,960,861, as compared to $14,218,557 at December 31, 2019. The decrease in assets is due to a change in future build to a greenhouse project in concert with normal depreciation.

Total current liabilities as of March 31, 2020 were $2,544,349, as compared to $1,785,721 at December 31, 2019. The increase was comprised of a new Right of Use liability and multiple projects having to be reprioritized due to economic concerns with COVID-19. Liquidity conservation became a short-term strategy to managing the uncertainties associated with the pandemic.

Net cash used in operating activities was $1,046,222 for the three months ended March 31, 2020, as compared to $1,316,740 in the 2019 quarter. The decrease is mostly attributable to an increase in liabilities in 2020.

Net cash used in investing activities was $77,423 for the three months ended March 31, 2020 as compared to net cash used of $392,847 for the three months ended March 31, 2019, reflecting a buildout of the new Aurora facility and materials associated with a new Greenhouse.

Net cash provided by financing activities was $184,465 for the three months ended March 31, 2020 as compared to $1,655,577 for the three months ended March 31, 2019. The 2020 quarter number reflects the net proceeds of a $200,000 convertible loan received during the quarter, while the 2019 quarter number reflects the net proceeds from initial closings under a private placement.

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our equity securities, capital contributions made by members prior to completion of the September 2017 acquisition of 271 Lake Davis Holdings, LLC (“271 Lake Davis”) by the Company and loans from shareholders.

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year 10% convertible promissory note (the “Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended March 31, 2020, the Company had an accumulated deficit of $21,399,877 and a net loss of $2,325,269. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

In March 2020, the Company secured a $200,000 loan evidenced from a single investor, evidenced by a one-year 10% convertible promissory note (the “Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions.

The Convertible Note was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) under the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

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

VERITAS FARMS, INC.

Dated: June 30, 2020	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive Officer)

Dated: June 30, 2020	By:	/s/ Michael Pelletier
Michael Pelletier, Chief Financial Officer
(Principal Financial and Accounting Officer)