Form 10-Q
period 2020-06-30
Veritas Farms, Inc.
filed 2020-08-18
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 17, 2020 was 41,623,366 shares.

i

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements.

Veritas Farms, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$136,341	$1,076,543
Inventories	6,465,507	6,600,455
Accounts Receivable	944,764	523,033
Prepaid Expenses	325,626	622,922

Total Current Assets	$7,872,238	$8,822,953

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $1,233,605 and $976,005 respectively	$4,733,886	$4,914,063

Intellectual Property	55,000	55,000
Right of Use Assets, net of accumulated amortization	1,074,317	134,345
Deposits	281,213	292,196

TOTAL ASSETS	$14,016,654	$14,218,557

See Accompanying Notes to Unaudited Consolidated Financial Statements

	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,742,971	$1,567,611
Accrued Expenses	193,251	51,240
Accrued Interest - Related Parties	-	18,828
Convertible notes payable (Net of discount of $71,250)	128,750	-
Deferred Revenue	16,539	-
Current Portion of Right of Use Lease Liability	258,701	80,046
Current Portion of PPP Loan	803,994
Current Portion of Long Term Debt	67,996	67,996
Total Current Liabilities	$3,212,203	$1,785,721

LONG-TERM LIABILITIES
Long-term Debt, net of current portion	$310,728	$184,826
Right of Use Lease Liability, net of current portion	840,048	52,798
Total Liabilities	$4,362,979	$2,023,345

STOCKHOLDERS’ EQUITY
Common Stock, $0.004 par value, 50,000,000 shares authorized, 41,624,977 and 41,330,268 shares issued and outstanding at June 30, 2020 and Decemer 31, 2019 respectively	$166,259	$165,446
Additional Paid in Capital	32,115,328	31,104,373
Accumulated Deficit	(22,627,912)	(19,074,608)
Total Stockholders’ Equity	$9,653,676	$12,195,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,016,654	$14,218,557

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$2,209,388	$2,971,345	$3,363,699	$4,496,275

Cost of sales	$1,001,041	1,447,932	1,677,739	2,268,041
Plant Inventory Write-off	-	-	-	77,387
Total Cost of sales	1,001,041	1,447,932	1,677,739	2,345,428

Gross profit	$1,208,347	$1,523,413	$1,685,960	$2,150,847

Operating Expenses
Selling, General and Administrative	$2,388,187	$2,848,438	$5,184,005	$5,295,892
Total Operating Expenses	$2,388,187	$2,848,438	$5,184,005	$5,295,892
Operating loss	$(1,179,840)	$(1,325,025)	$(3,498,045)	$(3,145,045)

Other Expenses
Interest Expense - Related Party	-	3,433	-	5,714
Interest Expense - Other	48,195	4,557	55,259	9,180
Total Other Expenses	$48,195	$7,990	$55,259	$14,894

Loss before Provision for Income Taxes	$(1,228,035)	$(1,333,015)	$(3,553,304)	$(3,159,939)

Income Tax Provision	-	-	-	-

NET LOSS	$(1,228,035)	$(1,333,015)	$(3,553,304)	$(3,159,939)

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.04)	$(0.09)	$(0.11)

Weighted Average Shares Outstanding, Basic and Diluted	41,621,644	30,540,917	41,585,479	29,287,024

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	41,421,698	165,446	31,104,373	(19,074,608)	12,195,212

Stock-based Compensation	-	-	472,726	-	472,726

Warrants Exercised	153,279	613	(613)	-	-

Net Loss	-	-	-	(2,325,269)	(2,325,269)

Balance, March 31, 2020	41,574,977	166,059	31,576,486	(21,399,877)	10,342,669

Issuance of Common Stock for Services	50,000	200	36,800	-	37,000

Beneficial Conversion Feature			95,000		95,000

Stock-based Compensation	-	-	407,042	-	407,042

Net Loss	-	-	-	(1,228,035)	(1,228,035)

Balance, June 30, 2020	41,624,977	166,259	32,115,328	(22,627,912)	9,653,676

Balance, December 31, 2018	27,876,208	$111,505	$13,894,844	$(7,927,000)	$6,079,349

Stock-based Compensation			661,302		661,302

Warrants Exercised	191,667	767	114,233		115,000

Net Loss	-	-	-	(1,826,924)	(1,826,924)

Balance, March 31, 2019	28,067,875	112,272	14,670,379	(9,753,924)	5,028,727

Issuance of Common Stock for Cash	4,434,375	17,738	6,105,196		6,122,934

Issuance of Common Stock for Services	15,625	63	16,812		16,875

Stock-based Compensation			176,495		176,495

Warrants Exercised	2,326,042	9,304	1,386,321		1,395,625

Net Loss	-	-	-	(1,333,015)	(1,333,015)

Balance, June 30, 2019	34,843,917	139,377	22,355,203	(11,086,939)	11,407,641

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended Jun 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,553,304)	$(3,159,939)
Adjustments to Reconcile Net Loss to Net Cash
Used Operating Activities
Depreciation	257,600	179,166
Amortization of Right of Use Assets	109,095	40,304
Stock-based Compensation	916,768	854,672
Changes in Operating Assets and Liabilities
Inventories	134,948	(707,717)
Prepaid Expenses	297,296	80,776
Accounts Receivable	(421,731)	(1,147,977)
Deposits	10,983	(10,000)
Deferred Revenue	16,539	(42,750)
Accrued Interest - Related Parties	-	879
Accrued Expenses	146,933	18,126
Accounts Payable	175,360	382,899
NET CASH USED IN OPERATING ACTIVITIES	(1,909,513)	(3,511,562)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(77,423)	(688,001)
NET CASH USED IN INVESTING ACTIVITIES	(77,423)	(688,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Long-term Debt	$125,902	$(25,148)
Proceeds From PPP Loan	803,994
Right of Use Lease Liability	(83,162)	(48,639)
Cash paid Notes Payable - Related Parties	-	(262,924)
Proceeds from Convertible Note Payable	200,000	-
Proceeds from Stock Warrants Exercised	-	1,510,625
Proceeds from Issuance of Common Stock	-	6,122,934
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,046,734	7,296,848
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(940,202)	3,097,286
CASH AND CASH EQUIVALENTS - Beginning of Period	1,076,543	164,086
CASH AND CASH EQUIVALENTS - End of Period	$136,341	$3,261,372

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$7,208	$7,724
Cash Paid for Income Taxes	$-	$-
Non-Cash Financing Activities
Operating Lease Right of Use Asset Obtained in Exchange for Lease Obligations	$1,049,067	$214,952

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2019, filed with the SEC on May 15, 2020.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Under ASC 606, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at June 30, 2020 and December 31, 2019.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at June 30, 2020 and December 31, 2019.

Leases

The Company has two leased buildings one in Fort Lauderdale, Florida and the other in Aurora, Colorado that are classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases (Continued)

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. At June 30, 2020, the Company had an accumulated deficit of $22,627,912, and a net loss of $3,553,304 for the six months ended June 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Management’s plans include, but are not limited to the following areas. Over $800,000 of current liabilities are likely to be forgiven with the proper documentation and usage per the Paycheck Protection Program. The Company anticipates that funding will be generated from subsequent public or private offerings of its equity and/or debt securities. Financial statements are already reflecting general and administrative expense rebalancing, including a reduction in personnel and 20% pay cuts taken by management and other senior staff in response to the COVID-19 outbreak. Large “Big Box” receivables are to be fulfilled in the third quarter in addition to continued new and reorder sales to large retailers. Ecommerce continues to grow and provide great margins and with the addition of hand sanitizer all sales platforms are likely to reflect growth.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3: INVENTORIES

Inventory consists of:

	June 30,	December 31,
	2020	2019
Inventory
Work In Progress	$4,413,026	$4,062,890
Finished Goods	1,490,062	1,983,107
Other	562,419	554,458

Inventory	$6,465,507	$6,600,455

During the six months ending June 30, 2020 and 2019 the Company realized a loss from destruction of plants in the amounts of $0 and $77,387, respectively.

NOTE 4: PROPERTY AND EQUIPMENT

		June 30,	December 31,
	Life	2020	2019
PROPERTY AND EQUIPMENT
Land and Land Improvements	-	$398,126	398,126
Building and Improvements	39	1,510,175	1,510,175
Greenhouse	39	965,388	920,896
Fencing and Irrigation	15	203,793	203,793
Machinery and Equipment	7	2,480,475	2,480,475
Furniture and Fixtures	7	269,275	236,344
Computer Equipment	5	20,053	20,053
Vehicles	5	120,206	120,206
		$5,967,491	$5,890,068
Less Accumulated Depreciation		(1,233,605)	(976,005)
Property and Equipment		$4,733,886	4,914,063

Total depreciation expense was $128,658 and $95,168 for the three month periods and $257,600 and $179,166 for the six month periods ending June 30, 2020 and 2019, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5: LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2020	2019

Notes Payable which require monthly payments of $3,690, $669, and $1,691, including interest at 5.16% per annum until December 1, 2022, May 1, 2023, and August 1, 2024, when the balance is due in full. The note is secured by specific assets of the Company.	181,785	211,952

Note Payable which require monthly payments of $758, including interest at 3.4% per annum until April 1, 2025, when the balance is due in full. The note is secured by specific assets of the Company.	37,039	40,870
In May 2020, the Company received a loan in the amount of $803,992 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA. (A)	803,994	-
In June 2020, the Company received loan in the amount of $159,900 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”). The loan accrues interest at the rate of 3.75% and has an original maturity date of 30 years. (B)	159,900	-

	1,182,718	252,822
Less Current Portion	(871,990)	(67,996)
Long-Term Debt - net of current portion	$310,728	$184,826

Future principal payments for the next 5 years are as follows for the years ended December 31:

2020	$33,998
2021	871,990
2022	70,753
2023	32,813
2024	24,494
Thereafter	148,670
$1,182,718

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5: LONG-TERM DEBT (CONTINUED)

(A) In May 2020, the Company received a loan in the amount of $803,992 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA.  The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $803,992 as of June 30, 2020 and has been classified as a long-term liability in notes payable.

(B) In June 2020, the Company received loan in the amount of $159,900 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”). The loan accrues interest at the rate of 3.75% and has an original maturity date of 30 years.

Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The residual amount of the loan is payable under the previous terms. The first payment due is deferred one year. The entirety of the loan as of June 30, 2020 and has been classified as a long-term liability in notes payable.

NOTE 6: CONVERTIBLE DEBT

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year 10% convertible promissory note (the “Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. The note matures on the first anniversary of the original issuance date or such earlier date on which this Note becomes due in accordance with its terms

Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. The Company determined that there was a beneficial conversion feature of $95,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $71,250 on the accompanying balance sheet.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended Jun 30:		Six Months Ended Jun 30:
	2020	2019	2020	2019
Non-Qualified Stock Options - Immediate	$407,042	$176,494	$879,768	$837,796
Incentive Stock Options - Time Bases	-	-	-	-
Total Stock-based Compensation Expense	$407,042	$176,494	$879,768	$837,796

Stock option activity was as follows in the periods ended Jun 30, 2020 and December 31, 2019:

	Stock Options	Weighted- Average Exercise	Weighted- Average Remaining
Outstanding at December 31, 2019	4,318,750	$1.14	8.91
Granted	-	$-	-
Exercised	-
Forfeited/Canceled	-
Outstanding at June 30, 2020	4,318,750	$1.14	8.41

Vested at June 30, 2020	3,203,886	$1.14	8.24
Exercisable at June 30, 2020	3,203,886	$1.14	8.24

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

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet:

	June 30,	December 31,
	2020	2019
Right of Use Lease Liabilities
Current portion	$258,701	$80,046
Long-term portion	840,048	52,798
	$1,098,749	$132,844

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $12,875 and $8,159 for the three month period and $25,751 and $16,317 for the six month period ending June 30, 2020 and 2019, respectively.

On June 22, 2018, the Company entered into a sublease agreement with ESDA Inc., a Florida Corporation.  The Agreement went into effect as of July 1, 2018 with a term of three years expiring August 31, 2021. The lease contains annual escalators and charges Florida sales tax.  Total depreciation expense related to the lease was $20,152 and $20,152 for the three month period and $40,304 and $40,304 for the six month period ending June 30, 2020 and 2019, respectively.

In March of 2020, the company entered into a 61 month lease agreement with Majestic Realty Co. The agreement allows for an abated first month of rent. The lease contains annual escalators in addition to other periodic payments pertaining to taxes, utilities, insurance and common area costs. Total depreciation expense related to the lease was $17,198 and $0 for the three month period and $51,594 and $0 for the six month period ending June 30, 2020 and 2019, respectively.

As of June 30, 2020, and December 31, 2019, operating leases have no minimum rental commitments.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9: COMMON STOCK

In April of 2020, the Company issued 50,000 shares of common stock for services. Upon grant date the value of the stock was valued at $37,000 based on the market price of $0.74 of the Company’s common stock.

In March of 2020, the Company issued 153,279 shares of common stock in accordance with a cashless exercise of warrants.

In the first two quarters of 2019, 10,070,833 stock warrants were exercised for $1,510,625.

In the first two quarters of 2019, the Company issued 17,737,500 shares of common stock for proceeds of $7,095,000, net of $972,066 issuance costs, and 62,500 shares of common stock for marketing services valued at $16,875.

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

NOTE 10: CONCENTRATIONS

The Company had one customer in the six months ended June 30, 2020 accounting for 43% of sales. For the six months ended June 30, 2019, two customers accounted for 25% and 13% of sales.

The Company had one customer in the three months ended June 30, 2020 accounting for 51% of sales. For the three months ended June 30, 2019, two customers accounted for 38% and 12% of sales.

The Company had two customers at June 30, 2020 accounting for 71% and 10% of accounts receivable. At December 31, 2019, the Company had two customers accounting for 46% and 12% of accounts receivable.

NOTE 11: RELATED PARTY

The Company incurred $9,200 and $37,500 of related party legal expenses during the three month periods ended and $66,700 and $75,000 for the six month period ending June 30, 2020 and 2019, respectively

The Company issued stock incentives to various directors and employees. Refer to Note 6 for additional details.

NOTE 12: SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred after the balance sheet date through the date which these financial statements were issued and determined that no subsequent events require disclosure or recognition in the financial statements.

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

Results of Operations

Three months ended June 30. 2020 compared to three months ended June 30, 2019

Revenues. We had net sales for the three months ended June 30, 2020 of $2,209,388, as compared to $2,971,345 for the three months ended June 30, 2019. The decrease reflects the adverse effect of the COVID-19 outbreak on “brick and mortar” sales up of our products and the timing of orders from a number of our new retail customers, offset in part by an increase in online sales as a result of additional e-commerce marketing efforts in response to the effects of the COVID-19 outbreak. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and oral syringes, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded lines to beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers. Although sales for the second quarter of 2020 decreased from the second quarter of 2019 due to the timing of orders from a number of our new distribution partners, we anticipate the trend of year over year increasing sales to continue into 2020.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales for the three months ended June 30, 2020 decreased to $1,001,041 from $1,447,932 for the 2019 quarter. Lower sales is the main component of change, but as the Company has transitioned from smaller orders to “Big Box” retail orders and Ecommerce margins increase due to economies of scale and eliminating the retailer.

Expenses. Selling, general and administrative expenses decreased to $2,388,187 for the three months ended June 30, 2020, from $2,848,438 for the three months ended June 30, 2019, reflecting expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff, in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest expense for the three months ended June 30, 2020 was $48,195, as compared to $7,990 for the three months ended June 30, 2019, $3,433 of which was attributable to loans from a principal shareholder. 2020 Interest expenses increased due to Right of Use accounting and the interest method amortization of a beneficial conversion feature.

Net Loss. As a result of all the foregoing, net loss for the three months ended June 30, 2020, decreased to $1,228,035 or $0.03 per share based on 41,621,644 weighted average shares outstanding, from $1,333,015 or $0.04 per share for the three months ended June 30, 2019, based on 30,540,917 weighted average shares outstanding.

Six months ended June 30. 2020 compared to three months ended June 30, 2019

Revenues. We had net sales for the six months ended June 30, 2020 of $3,363,699, as compared to $4,496,275 for the six months ended June 30, 2019. The decrease reflects the adverse effect of the COVID-19 outbreak on “brick and mortar” sales up of our products and the timing of orders from a number of our new retail customers, offset in part by an increase in online sales as a result of additional e-commerce marketing efforts in response to the effects of the COVID-19 outbreak. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and oral syringes, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded lines to beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers. Although sales for the first half of 2020 decreased from the first half of 2019 due to the timing of orders from a number of our new distribution partners, we anticipate the trend of year over year increasing sales to continue into 2020.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales for the six months ended June 30, 2020 decreased to $1,677,739 from $2,268,041 for the 2019 quarter. Lower sales is the main component of change, but as the Company has transitioned from smaller orders to “Big Box” retail orders and Ecommerce margins increase due to economies of scale and eliminating the retailer. There was also a plant inventory write-off of $77,387 in March of 2019. We had gross profit of $1,685,960 for the six months ended June 30, 2020, as compared to gross profit of $2,150,847 for the six months ended June 30, 2019.

Expenses. Selling, general and administrative expenses decreased to $ $5,184,005 for the six months ended June 30, 2020, from $5,295,892 for the six months ended June 30, 2019, reflecting expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff, in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest expense for the six months ended June 30, 2020 was $55,259, as compared to $14,894 for the six months ended June 30, 2019, $5,714 of which was attributable to loans from a principal shareholder. Interest expenses increased due to Right of Use accounting and the interest method amortization of a beneficial conversion feature.

Net Loss. As a result of all the foregoing, net loss for the six months ended June 30, 2020, increased to $3,553,304 or $0.08 per share based on 41,585,479 weighted average shares outstanding, from $3,159,939 or $0.11 per share for the six months ended June 30, 2019, based on 29,287,024 weighted average shares outstanding.

Liquidity and Capital Resources

As of June 30, 2020, total assets were $14,016,654, as compared to $14,218,557 at December 31, 2019. The decrease in assets is due to a change in future build to a greenhouse project in concert with normal depreciation.

Total current liabilities as of June 30, 2020 were $2,408,209, as compared to $1,785,721 at December 31, 2019. The increase was comprised of a new Right of Use liability and multiple projects having to be reprioritized due to economic concerns with COVID-19. Liquidity conservation became a short-term strategy to managing the uncertainties associated with the pandemic.

Net cash used in operating activities was $1,909,513 for the six months ended June 30, 2020, as compared to $3,511,562 in the 2019 quarter. The decrease is largely attributable to an increase in liabilities in 2020.

Net cash used in investing activities was $77,423 for the six months ended June 30, 2020 as compared to net cash used of $688,001 for the six months ended June 30, 2019, reflecting reduced capital expenditures in 2020 and a buildout of the new manufacturing line in 2019.

Net cash provided by financing activities was $1,046,734 for the six months ended June 30, 2020 as compared to $7,296,848 for the six months ended June 30, 2019. The 2020 number reflects the net proceeds of a $200,000 convertible loan received in March, while the 2019 number reflects the net proceeds from initial closings under a private placement.

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our equity securities, capital contributions made by members prior to completion of the September 2017 acquisition of 271 Lake Davis Holdings, LLC (“271 Lake Davis”) by the Company and loans from shareholders.

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year 10% convertible promissory note (the “Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions.

In May 2020, the Company received a loan in the amount of $803,992 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended June 30, 2020, the Company had an accumulated deficit of $22,627,912 and a net loss of $ $3,553,304. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

The Company believes that it will require additional financing to fund its growth and achieve profitability. Over $800,000 of current liabilities are likely to be forgiven with the proper documentation and usage per the Paycheck Protection Program. In addition, the Company anticipates that such financing, will be generated from subsequent public or private offerings of its equity and/or debt securities. While we believe additional financing will be available to us as needed, there can be no assurance that equity financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

VERITAS FARMS, INC.

Dated: August 18, 2020	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive Officer)

Dated: August 18, 2020	By:	/s/ Michael Pelletier
Michael Pelletier, Chief Financial Officer
(Principal Financial and Accounting Officer)