Form 10-Q
period 2020-09-30
Veritas Farms, Inc.
filed 2020-11-19
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Commission file number: 333-235300

Veritas Farms, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1254190
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 18, 2020 was 45,624,977 shares.

i

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

Veritas Farms, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$63,751	$1,076,543
Inventories	6,449,956	6,600,455
Accounts Receivable, net of Allowance for Doubtful Accounts of $91,335 and $0 respectively	717,483	523,033
Prepaid Expenses	312,750	622,922
Total Current Assets	7,543,940	8,822,953

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $1,362,547 and $976,005 respectively	4,613,059	4,914,063

Intellectual Property	55,000	55,000
Right of Use Assets, net of accumulated amortization	1,002,571	134,345
Deposits	281,213	292,196

TOTAL ASSETS	$13,495,783	$14,218,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,754,649	$1,567,611
Accrued Expenses	185,625	51,240
Accrued Interest - Related Parties	13,677	18,828
Convertible Notes Payable (Net of discount of $47,500)	152,500	-
Deferred Revenue	116,012	-
Current Portion of Right of Use Lease Liability	256,487	80,046
Current Portion of Long Term Debt	67,996	67,996
Total Current Liabilities	2,546,946	1,785,721

LONG-TERM LIABILITIES
Long-term Debt, net of current portion	1,097,604	184,826
Right of Use Lease Liability, net of current portion	778,415	52,798
Total Liabilities	4,422,965	2,023,345

STOCKHOLDERS’ EQUITY
Common Stock, $0.004 par value, 50,000,000 shares authorized, 43,624,977 and 41,421,698 shares issued and outstanding at September 30, 2020 and December 31, 2019 respectively	174,259	165,446
Additional Paid in Capital	33,106,377	31,104,373
Accumulated Deficit	(24,207,818)	(19,074,608)
Total Stockholders’ Equity	9,072,818	12,195,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,495,783	$14,218,557

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$1,466,824	$1,215,810	$4,830,523	$5,712,085

Cost of Sales	574,277	720,752	2,252,016	2,988,793
Plant Inventory Write-off	-	-	-	77,387
Total Cost of Sales	574,277	720,752	2,252,016	3,066,180
Gross profit	892,547	495,058	2,578,507	2,645,905

Operating Expenses
Selling, General and Administrative	2,429,989	4,084,697	7,613,994	9,380,589
Total Operating Expenses	2,429,989	4,084,697	7,613,994	9,380,589
Operating Loss	(1,537,442)	(3,589,639)	(5,035,487)	(6,734,684)

Other Expenses
Loss on Disposal of Property and Equipment	-	2,207	-	2,207
Interest Expense - Related Party	-	-	-	5,714
Interest Expense - Other	42,464	3,273	97,723	12,453
Total Other Expenses	42,464	5,480	97,723	20,374
Loss before Provision for Income Taxes	(1,579,906)	(3,595,119)	(5,133,210)	(6,755,058)
Income Tax Provision	-	-	-	-
Net Loss	(1,579,906)	(3,595,119)	(5,133,210)	(6,755,058)

Net Loss per Share, Basic and Diluted	$(0.04)	$(0.09)	$(0.12)	$(0.21)
Weighted Average Shares Outstanding, Basic and Diluted	41,646,716	38,682,615	41,606,299	32,450,833

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	41,421,698	$165,446	$31,104,373	$(19,074,608)	$12,195,212
Stock-based Compensation	-	-	472,726	-	472,726
Warrants Exercised	153,279	613	(613)	-	-
Net Loss	-	-	-	(2,325,269)	(2,325,269)
Balance, March 31, 2020	41,574,977	166,059	31,576,486	(21,399,877)	10,342,669

Issuance of Common Stock for Services	50,000	200	36,800	-	37,000
Beneficial Conversion Feature	-	-	95,000	-	95,000
Stock-based Compensation	-	-	407,042	-	407,042
Net Loss	-	-	-	(1,228,035)	(1,228,035)
Balance, June 30, 2020	41,624,977	166,259	32,115,328	(22,627,912)	9,653,676

Issuance of Common Stock for Cash	2,000,000	8,000	423,895	-	431,895
Stock-based Compensation	-	-	567,153	-	567,153
Net Loss	-	-	-	(1,579,906)	(1,579,906)
Balance, September 30, 2020	43,624,977	$174,259	$33,106,377	$(24,207,818)	$9,072,818

Balance, December 31, 2018	27,876,208	$111,505	$13,894,844	$(7,927,000)	$6,079,349
Stock-based Compensation	-	-	661,302	-	661,302
Warrants Exercised	191,667	767	114,233	-	115,000
Net Loss	-	-	-	(1,826,924)	(1,826,924)
Balance, March 31, 2019	28,067,875	112,272	14,670,379	(9,753,924)	5,028,727

Warrants Exercised	2,326,042	9,304	1,386,321	-	1,395,625
Issuance of Common Stock for Services	15,625	63	16,812	-	16,875
Issuance of Common Stock for Cash	4,434,375	17,738	6,105,196	-	6,122,934
Stock Based Compensation	-	-	176,495	-	176,495
Net Loss	-	-	-	(1,333,015)	(1,333,015)
Balance, June 30, 2019	34,843,917	139,377	22,355,203	(11,086,939)	11,407,641

Warrants Exercised	1,290,457	5,158	(5,158)	-	-
Issuance of Common Stock for Cash	5,209,479	20,841	7,216,602	-	7,237,443
Stock-based Compensation	-	-	820,810	-	820,810
Net Loss	-	-	-	(3,595,119)	(3,595,119)
Balance, September 30, 2019	41,343,852	$165,375	$30,387,458	$(14,682,058)	$15,870,775

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,133,210)	$(6,755,058)
Adjustments to Reconcile Net Loss to Net Cash
Used Operating Activities
Depreciation	386,542	280,340
Stock-based Compensation	1,446,922	1,675,482
Loss on Disposal of Property and Equipment	-	2,207
Non Cash Interest Expense	47,500
Changes in Operating Assets and Liabilities
Inventories	150,499	(3,134,821)
Prepaid Expenses	310,172	(761,774)
Accounts Receivable	(194,450)	(476,996)
Deposits	10,984	(11,293)
Deferred Revenue	116,012	(42,750)
Accrued Interest – Related Parties	13,677	879
Accrued Expenses	120,711	71,127
Change in Lease Liabilities	71,916	(1,276)
Accounts Payable	181,884	1,338,247
NET CASH USED IN OPERATING ACTIVITIES	(2,470,841))	(7,815,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(77,423)	(1,283,069)
Purchase of Intangible Asset	-	(55,000)
NET CASH USED IN INVESTING ACTIVITIES	(77,423)	(1,338,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Long-term Debt	159,900	(19,658)
Proceeds From PPP Loan	803,994
Cash Paid Notes Payable - Related Parties	-	(262,924)
Loan Payments	(60,317)	-
Proceeds from Convertible Note Payable	200,000	-
Proceeds from Stock Warrants Exercised	-	1,510,625
Proceeds from Issuance of Common Stock	431,895	13,360,377
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,535,472	14,588,420
NET INCREASE / (DECREASE) IN CASH	(1,012,792)	5,434,665
CASH - Beginning of Period	1,076,543	164,086
CASH - End of Period	$63,751	$5,598,751

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$13,677	$19,699
Cash Paid for Income Taxes	$-	$-

Non-Cash Financing Activities
Operating Lease Right of Use Asset Obtained in Exchange for Lease Obligations	$928,302	$214,952

See Accompanying Notes to Unaudited Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Veritas Farms, Inc. (Formerly Known as SanSal Wellness Holdings Inc.) (the “Company”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.” The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp on its farm pursuant to Federal law.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and September 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2019, filed with the SEC on May 15, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements reflect the accounts of Veritas Farms, Inc. and 271 Lake Davis Holdings and its wholly owned subsidiary, SanSal, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at September 30, 2020 and December 31, 2019.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at September 30, 2020 and December 31, 2019.

Leases

The Company has two leased buildings one in Fort Lauderdale, Florida and the other in Aurora, Colorado that are classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet under ASC842, Leases. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses

The standard was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Finance leases are not material to the Company and were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC 840, Leases.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. At September 30, 2020, the Company had an accumulated deficit of ($24,207,818), and a net loss of ($5,133,210) for the nine months ended September 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company’s rebranded line of hemp oil and extract product allowed market penetration into large retail chains vastly increasing brand exposure and awareness. The initial rollouts have been successful in creating opportunities for thousands of new retail outlets across the country. The shift from smaller order fulfillment to larger “big box store” orders creates an economy of scale and increased profitability. In addition to the volume transactions of the large retail stores, the Company has also found success with a direct to consumer approach on their E-Commerce site.

Currently, the Company incorporates an aggressive marketing plan to compete in the Cannabinoid industry. To become market leaders in the market, the Company will use three primary departments to market its products including: web-based marketing, traditional marketing, and medical marketing departments.

Management’s plans include but are not limited to the following areas. Over $800,000 of current liabilities are likely to be forgiven with the proper documentation and usage per the Paycheck Protection Program. The Company anticipates that funding will be generated from subsequent public or private offerings of its equity and/or debt securities. Financial statements are already reflecting general and administrative expense rebalancing, including a reduction in personnel and 20% pay cuts taken by management and other senior staff in response to the COVID-19 outbreak. Large “Big Box” orders are to be fulfilled in the third quarter in addition to continued new and reorder sales to large retailers. Ecommerce continues to grow and provide improved margins and with the addition of hand sanitizer all sales platforms are likely to reflect growth.

NOTE 3: INVENTORIES

Inventory consists of:

	September 30,	December 31,
	2020	2019
Inventory
Work In Progress	$4,173,381	$4,062,890
Finished Goods	1,493,244	1,983,107
Other	783,331	554,458
Inventory	$6,449,956	$6,600,455

During the nine months ending September 30, 2020 and 2019 the Company realized a loss from destruction of plants in the amounts of $0 and $77,387, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

	Estimated	September 30,	December 31,
	Life	2020	2019
PROPERTY AND EQUIPMENT
Land and Land Improvements	-	$398,126	$398,126
Building and Improvements	39	1,551,221	1,510,175
Greenhouse	39	965,388	920,896
Fencing and Irrigation	15	203,793	203,793
Machinery and Equipment	7	2,480,475	2,480,475
Furniture and Fixtures	7	236,344	236,344
Computer Equipment	5	20,053	20,053
Vehicles	5	120,206	120,206
		$5,975,606	$5,890,068
Less Accumulated Depreciation		(1,362,547)	(976,005)
Property and Equipment		$4,613,059	$4,914,063

Total depreciation expense was $128,942 and $101,174 for the three month periods and $386,542 and $280,340 for the nine month periods ending September 30, 2020 and 2019, respectively.

NOTE 5: LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2020	2019
Notes Payable which require monthly payments of $3,690, $669, and $1,691, including interest at 5.16% per annum until December 1, 2022, May 1, 2023, and August 1, 2024, when the balance is due in full. The note is secured by specific assets of the Company.	$166,702	$211,952

Note Payable which require monthly payments of $758, including interest at 3.4% per annum until April 1, 2025, when the balance is due in full. The note is secured by specific assets of the Company.	35,004	40,870

In May 2020, the Company received a loan in the amount of $803,994 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA. (A)	803,994	-

In September 2020, the Company received loan in the amount of $159,900 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”). The loan accrues interest at the rate of 3.75% and has an original maturity date of 30 years. (B)	159,900	-
	1,165,600	252,822
Less Current Portion	(67,996)	(67,996)
Long-Term Debt - net of current portion	$1,097,604	$184,826

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future principal payments for the next 5 years are as follows for the years ended December 31:

2020	$33,998
2021	67,996
2022	874,747
2023	32,813
2024	24,494
Thereafter	131,552
$1,165,600

(A) In May 2020, the Company received a loan in the amount of $803,994 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA. The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $803,994 as of September 30, 2020 and has been classified as a long-term liability in notes payable.

(B) In September 2020, the Company received loan in the amount of $159,900 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”). The loan accrues interest at the rate of 3.75% and has an original maturity date of 30 years.

Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The residual amount of the loan is payable under the previous terms. The first payment due is deferred one year. The entirety of the loan as of September 30, 2020 has been classified as a long-term liability in notes payable.

NOTE 6: CONVERTIBLE DEBT

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (the “Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. The note matures on the first anniversary of the original issuance date or such earlier date on which this Note becomes due in accordance with its terms

Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. The Company determined that there was a beneficial conversion feature of $95,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $47,500 on the accompanying balance sheet with amortization to interest of $23,750 for the 3 months and $47,500 for the 9 months ended September 30, 2020.

NOTE 7: STOCK-BASED COMPENSATION

The Company approved their 2017 Incentive Stock Plan on September 27, 2017 (the “Incentive Plan”) which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 11,250,000 million shares. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined at the time of grant by the Board of Directors or any of the Committees appointed under the Incentive Plan.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s outstanding stock options typically have a 10-year term. Outstanding non-qualified stock options granted to employees and consultants vest on a case by case basis. Outstanding incentive stock options issued to employees vest over a three-year period. The incentive stock options granted vest based solely upon continued employment (“time-based”). The Company’s time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards where 33.3% of the award vests on each of the three anniversary dates. Outstanding incentive stock options issued to executives vest partially upon grant date, with the residual vesting over the subsequent 6 or 12 months.

Stock based compensation expense was as follows in the three month and nine month periods ended September 30, 2020 and September 31, 2019:

	Three Months Ended September 30:		Nine months Ended September 30:
	2020	2019	2020	2019
Non-Qualified Stock Options - Immediate	$567,153	$820,881	$1,466,921	$1,658,607
Incentive Stock Options - Time Based	-	-	-
Total Stock-based Compensation Expense	$567,153	$820,881	$1,466,921	$1,658,607

Stock option activity was as follows in the period ended September 30, 2020:

	Stock Options	Weighted-Average Exercise	Weighted-Average Remaining
Outstanding at December 31, 2019	4,318,750	$1.14	8.78
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/Cancelled	-	$-	-
Outstanding at September 30, 2020	4,318,750	$1.14	8.16

Vested at September 30, 2020	3,203,886	$1.14	7.99
Exercisable at September 30, 2020	3,203,886	$1.14	7.99

Valuation Assumptions
Risk-free interest rate	2.14% – 2.94%
Expected dividend yield	0%
Expected stock price volatility	105% to 180%
Expected life of stock options (in years)	10

NOTE 8: LEASES

We adopted ASC 842, Leases, using the modified retrospective approach, electing the practical expedient that allows us to not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

The Company recognized the following related to leases in its Unaudited Condensed Consolidated Balance Sheet:

	September 30,	December 31,
	2020	2019
Right of Use Lease Liabilities
Current Portion	$256,487	$80,046
Long-term Portion	778,415	52,798
	$1,034,902	$132,844

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $12,875 and $6,346 for the three month period and $38,625 and $22,664 for the nine month period ending September 30, 2020 and 2019, respectively.

On September 22, 2018, the Company entered into a sublease agreement with ESDA Inc., a Florida Corporation. The Agreement went into effect as of July 1, 2018 with a term of three years expiring August 31, 2021. The lease contains annual escalators and charges Florida sales tax. Total depreciation expense related to the lease was $20,152 and $20,152 for the three month period and $60,456 and $60,456 for the nine month period ending September 30, 2020 and 2019, respectively.

In March of 2020, the company entered into a 61 month lease agreement with Majestic Realty Co. The agreement allows for an abated first month of rent. The lease contains annual escalators in addition to other periodic payments pertaining to taxes, utilities, insurance and common area costs. Total depreciation expense related to the lease was $51,593 and $0 for the three month period and $123,507 and $0 for the nine month period ending September 30, 2020 and 2019, respectively.

As of September 30, 2020, and December 31, 2019, operating leases have no minimum rental commitments.

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

In 2019, the Company issued 9,643,854 shares of common stock for proceeds of $15,372,380, net of $1,994,413 issuance costs, and 15,625 shares of common stock for marketing services valued at $16,875.

In 2019, 3,886,011 stock warrants were exercised for $1,517,502.

In March of 2020, the Company issued 153,279 shares of common stock in accordance with a cashless exercise of warrants.

In April of 2020, the Company issued 50,000 shares of common stock for services. Upon grant date the value of the stock was valued at $37,000 based on the market price of $0.74 of the Company’s common stock.

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (which may be increased by the Company up to 12,000,000 Units) at a price of $0.50 per Unit. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of September 30, 2020 sold 1,000,000 Units in the private offering for net proceeds of $431,895. The Company also entered into a registration rights agreement with the Investors which states, among other things, that on or prior to the filing date, the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities on such filing date that are not then registered on an effective registration statement.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10: CONCENTRATIONS

The Company had one customer in the nine months ended September 30, 2020 that accounted for 19% of sales. For the nine months ended September 30, 2019, one customer accounted for 25% and another customer accounted for 13% of sales.

The Company had one customer in the three months ended September 30, 2020 accounting for 8% of sales. For the three months ended September 30, 2019, one customer accounted for 38% and another customer accounted for 12% of sales.

The Company had two customers at September 30, 2020 accounting for 23% and 10% of accounts receivable. At December 31, 2019, the Company had two customers accounting for 46% and 12% of accounts receivable.

NOTE 11: RELATED PARTY

The Company incurred $28,800 and $66,300 of related party legal expenses during the three month periods ended and $95,500 and $141,300 for the nine month period ending September 30, 2020 and 2019, respectively

The Company issued stock incentives to various directors and employees. Refer to Note 7 for additional details.

NOTE 12: SUBSEQUENT EVENTS

Under the $4.0 million private offering that commenced in September 2020, the Company sold 1,000,000 Units. The company received net proceeds of $421,165 and issued 2,000,000 shares of common stock and 1,000,000 warrants with an exercise price of $0.50 with an expiration date of August 31, 2025.

Company has evaluated events and transactions that occurred after the balance sheet date through the date which these financial statements were issued and determined that no other subsequent events require disclosure or recognition in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this report to “the Company,” “Veritas Farms,” “we,” “us” and “our” refer to Veritas Farms, Inc. and its subsidiary.

All share and per share information in this report has been adjusted to give effect to a one-for-four reverse stock split implemented by the Company on September 19, 2019.

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

Business Overview

Veritas Farms is a vertically-integrated agribusiness focused on producing, marketing, and distributing superior quality, whole plant, full spectrum hemp oils and extracts containing naturally occurring phytocannabinoids. Veritas Farms owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants containing naturally occurring phytocannabinoids which can potentially yield a minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000 sq. ft. onsite facility used for processing raw hemp, oil extraction, formulation laboratories, and quality/purity testing. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program.

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

Veritas Farms™ products (50+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, cream and oral syringes. All product applications come in various flavors and strength formulations, in addition to bulk volume sales. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms™ website, www.theVeritasFarms.com, as well as through numerous other online retailers and “brick and mortar” retail outlets.

The branding of Company’s line of hemp oil and extract product has enabled market penetration during 2019 and 2020 into large retail chains vastly increasing brand exposure and awareness. The initial rollouts have been successful in creating distribution opportunities into thousands of new retail outlets across the country (over 6,000 retail outlets as of the date of this report). The shift from smaller order fulfilment to larger “big box store” orders creates an economy of scale and also offers the opportunity for the Company to achieve increased profitability.

As of the date of this report the Company has secured distribution into the following chain stores:

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

The increased emphasis on e-commerce marketing has resulted in online revenue growth of 119% from September 2019 levels to September 2020 levels. The increases in traffic to and revenue generated by the Veritas Farms website can be attributed to a multi-prong digital strategy leveraging multiple channels. We believe that the reach and frequency of exposure to Veritas Farms’ sales funnel across these channels, combined with a seamless shopping experience, superior product and excellent customer service ultimately lead to repeat customer growth.

A comparison of revenue-driving channels for the three-month periods ending September 30, 2020 and September 30, 2019 shows:

●	Organic Search Revenue increased by 226%

●	Referral Revenue increased by 55%

●	Email Revenue increased by 260%

A comparison of top performance across all channels for the three-month periods ending September 30, 2020 and September 30, 2019 shows:

●	Bounce Rate decreased by 87%

●	Average session duration increased by 33%

●	Conversion Rate increased by 75%

●	Transaction Volume increased by 52%

●	Revenue increased by 93%

●	Average Order Value (AOV) increased by 27%

●	Organic Traffic increased by 52%

A comparison of revenue-driving channels for the nine-month periods ending September 30, 2020 and September 30, 2019 shows:

●	Organic Search Revenue increased by 190%

●	Referral Revenue increased by 103%

●	Email Revenue increased by 268%

A comparison of top performance across all channels for the nine-month periods ending September 30, 2020 and September 30, 2019 shows:

●	Total users increased by 25%

●	New users increased by 22%

●	Number of sessions increased by 23%

●	Bounce Rate decreased by 82%

●	Average session duration increased by 16%

●	Conversion Rate increased by 48%

●	Transaction Volume increased by 81%

●	Revenue increased by 119%

●	AOV increased by 20%

●	Organic Traffic increased by 140%

Key contributors to recent e-commerce revenue growth include:

Search Engine Optimization (SEO) Strategies

●	New SEO-Optimized Collection Pages for improved UX/UI

○	Launched new product pages to add structure to the website, help users find ALL products, and improve SEO

○	Addition of Sort and Filter functionalities to improve UX/UI and SEO optimization

○	Improves ability to rank for keywords – adding new users and customers via increased organic traffic

○	Ranking 1st page for multiple keywords and consistently climbing

Website Development

●	Content and layout upgrades have improved site speed, session length and conversion rate

●	Launch of Push Notifications to complement our email marketing efforts and capture the attention of customers to drive conversions

●	Live chat feature to expand customer service capabilities and improve customer experience

●	On page SEO strategies to increase organic traffic

●	Improved email sign-up features

●	Updated plugins for speed optimization to bring health score from 50% to 100%.

○	Improved website speed and checkout process, increasing conversion rate

New Software Development

●	YOTPO Reviews & Ratings

○	On-site reviews by verified buyers

○	Use of data-driven tools that make it simple for customers to give their feedback to turn every purchase into a review

○	Display customer content at key conversion points across the site

○	Create beautiful, on-brand displays with customizable review widget options

○	Direct access to consumer feedback to improve UX/UI

●	Sezzle

○	Allows shoppers to purchase today and make 4 interest-free payments over 6 weeks

○	Increases conversions, AOV and customer satisfaction

Customer Experience Development

●	Onboarding of full-time customer experience representative has increased conversion rate, upsells, and lifetime customer value

Content/Engagement Campaigns

●	Social Media Targeting

○	Cold and Retargeting Ads on Facebook and Instagram

●	Retargeting Display Banner Ads

●	Photoshoot Content

○	Product shots and lifestyle content to better align with Veritas Farms’ audience

●	Veritas Pets Giveaway

●	Educational Content

●	Wellness Wednesday

○	Different wellness tips every Wednesday shared with our social media audience

●	Farm Fact Fridays

○	Facts about the farm shared with social media audience every Friday

●	Increasing Facebook and LinkedIn Content Strategies

●	Veritas Farms Retreat Facebook Group

○	A Facebook group that is a one stop shop for all things wellness

●	Monthly Spotify Playlists

○	Music playlists curated for Veritas Farms audience

●	Educational Email Campaigns

●	Product Spotlight Email Campaigns

●	Email Flows and improved email sign up via Wheelio

Sales Promotion Campaigns

●	4th of July Tiered Sale

●	Tincture Subscription Announcement

●	More Than Just CBD Day: 30% Off Sitewide

●	Labor Day Sale: Buy One Get One Free

●	Wife Appreciation Flash Sale: 30% Off Sitewide

●	250mg Tinctures Flash Sale: Buy One Get One Free

●	Women’s Health & Fitness Sale: 25% Off Sitewide

Other Factors Contributing to E-Commerce Revenue Growth

●	Increased product subscription offerings

●	Addition of 129 new affiliates added in Q3 contributing to network growth

●	Ability to execute retargeting and cold campaigns on key platforms: Facebook, Instagram, and Google Ad Words, Gmail, and Google Shopping

●	Increase AOV by offering shoppers a free 3-pack of lip balm with $120+ purchase

●	Offer free samples with purchase of full-sized tinctures to encourage customers to purchase new products

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Revenues. We had net sales for the three months ended September 30, 2020 of $1,466,824, as compared to $1,215,810 for the three months ended September 30, 2019. The increase is driven by the surge in online sales as a result of additional e-commerce marketing efforts in response to the effects of the COVID-19 outbreak. The COVID-19 outbreak had an adverse effect on “brick and mortar” sales of our products and the timing of orders from a number of our new retail customers. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and oral syringes, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded its product lines to include beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers. We anticipate the trend of year over year increasing sales to continue into 2021.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales for the three months ended September 30, 2020 decreased to $574,277 from $720,752 for the 2019 quarter. The Company has transitioned from smaller orders to more “Big Box” retail and e-commerce orders. Our margins have increased due to economies of scale and fewer sales directly to retailers. We had gross profit of $892,547 for the three months ended September 30, 2020, as compared to gross profit of $495,058 for the three months ended September 30, 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,429,989 for the three months ended September 30, 2020, from $4,084,697 for the three months ended September 30, 2019. This reduction reflects expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest Expense. Interest expense for the three months ended September 30, 2020 was $42,464, as compared to $3,273 for the three months ended September 30, 2019, $6,050 of which was attributable to a loan from a principal shareholder. Interest expense increased in the 2020 quarter from the 2019 quarter due to Right of Use accounting and the interest method amortization of a beneficial conversion feature.

Net Loss. As a result of all the foregoing, net loss for the three months ended September 30, 2020, decreased to ($1,579,906) or ($0.04) per share based on 41,646,716 weighted average shares outstanding, from ($3,595,119) or ($0.09) per share for the three months ended September 30, 2019, based on 38,682,615 weighted average shares outstanding.

Nine months ended September 30. 2020 compared to nine months ended September 30, 2019

Revenues. We had net sales for the nine months ended September 30, 2020 of $4,830,523, as compared to $5,712,085 for the nine months ended September 30, 2019. The decrease reflects the adverse effect of the COVID-19 outbreak on “brick and mortar” sales of our products and the timing of orders from a number of our new retail customers, offset in part by an increase in online sales as a result of additional e-commerce marketing efforts in response to the effects of the COVID-19 outbreak. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and oral syringes, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded lines to beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers. Although sales for the nine months ended September 30, 2020 decreased from the same period in 2019 due to the timing of orders from a number of our new distribution partners, we anticipate the trend of year over year increasing sales to continue into 2021.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales for the nine months ended September 30, 2020 decreased to $2,252,016 from $3,066,180 for the 2019 quarter. Lower sales is the main component of the change, but as the Company has transitioned from smaller orders to more “Big Box” retail and e-commerce orders. Our margins have increased due to economies of scale and fewer sales directly to retailers. Cost of sales for the 2019 period also gives effect to a plant inventory write-off of $77,387 in March 2019. We had gross profit of $2,578,507 for the nine months ended September 30, 2020, as compared to gross profit of $2,645,905 for the nine months ended September 30, 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7,613,994 for the nine months ended September 30, 2020, from $9,380,589 for the nine months ended September 30, 2019, reflecting expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms™ brand products.

Interest Expense. Interest expense for the nine months ended September 30, 2020 was $97,723, as compared to $12,453 for the nine months ended September 30, 2019, $6,050 of which was attributable to a loan from a principal shareholder. Interest expense increased in the 2020 period from the 2019 period due to Right of Use accounting and the interest method amortization of a beneficial conversion feature.

Net Loss. As a result of all the foregoing, net loss for the nine months ended September 30, 2020, decreased to ($5,133,210) or ($0.12) per share based on 41,606,299 weighted average shares outstanding, from ($6,755,058) or ($0.21) per share for the nine months ended September 30, 2019, based on 32,450,833 weighted average shares outstanding.

Liquidity and Capital Resources

As of September 30, 2020, total assets were $13,495,783, as compared to $14,218,557 at December 31, 2019. The decrease in assets is primarily due to a decrease in cash.

Total current liabilities as of September 30, 2020 were $2,546,946, as compared to $1,785,721 at December 31, 2019. The increase was comprised of a new Right of Use liability and multiple projects having to be reprioritized due to economic concerns with COVID-19. Liquidity conservation became a short-term strategy to managing the uncertainties associated with the pandemic.

Net cash used in operating activities was $2,470,841 for the nine months ended September 30, 2020, as compared to $7,815,686 for the nine months ended September 30, 2019. The decrease is largely attributable to the reduction of net losses and decrease in inventory.

Net cash used in investing activities was $77,423 for the nine months ended September 30, 2020 as compared to net cash used of $1,338,069 for the nine months ended September 30, 2019, reflecting reduced capital expenditures in 2020 and a buildout of the new manufacturing line in 2019.

Net cash provided by financing activities was $1,535,472 for the nine months ended September 30, 2020 as compared to $14,588,420 for the nine months ended September 30, 2019. The 2020 number reflects the net proceeds of a $200,000 convertible loan received in March, net proceeds of $803,994 from the PPP loan received in May, net proceeds of $159,900 from the EIDL loan received in June and net proceeds from initial closings under a private placement, while the 2019 number reflects the net proceeds from initial closings under a separate private placement.

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our equity securities, capital contributions made by members prior to completion of the September 2017 acquisition of 271 Lake Davis Holdings, LLC (“271 Lake Davis”) by the Company and loans from shareholders.

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (the “Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions.

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units at a price of $0.50 per Unit. Each Unit consists of (ii) two shares of our common stock; and (i) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. In its discretion Veritas Farms may increase the size of the offering up to $6.0 million (12,000,000 Units). As of September 30, 2020, the Company has sold $500,000 (1,000,000 Units) in the private offering.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended September 30, 2020, the Company had an accumulated deficit of ($24,207,818) and a net loss of ($5,133,210). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

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

The new revenue standards became effective for the Company on January 1, 2019 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2019 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (which may be increased by the Company up to 12,000,000 Units) at a price of $0.50 per Unit. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of September 30, 2020 the Company sold 1,000,000 Units in the private offering.

I-Bankers Direct, LLC., a member of the Financial Industry Regulatory Authority, acted as the Company’s exclusive placement agent (the “Placement Agent”) for the private offering. The Placement Agent was paid (a) a commission equal to 10% of the aggregate offering price of Shares sold in the private offering; and (b) a non-accountable expense allowance equal to 3% of the aggregate offering price of shares sold in the private offering. In addition, the Placement Agent received a seven-year warrant to purchase a number of Units equal to 10% of the total Units sold in the private offering, with an exercise price of $0.50 per Unit. The Company has also paid the Placement Agent (a) a $20,0000 non-refundable retainer for agreeing to act as placement agent for the private offering; and (b) $12,500 for the Placement Agent’s legal fees.

The securities issued and sold in the private offering were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506(c) of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Section 302 Certification of CEO pursuant to Rules 13a - 14(a) or Rule 15d - 14a under the Exchange Act

31.2*	Section 302 Certification of CFO pursuant to Rule 13a-14(a) or Rules 15d - 14a under the Exchange Act

32.1**	Section 906 Certification of CEO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

32.2**	Section 906 Certification of CFO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: November 19, 2020	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2020	By:	/s/ Michael Pelletier
Michael Pelletier, Chief Financial Officer
(Principal Financial and Accounting Officer)