Form 10-K
period 2020-12-31
Veritas Farms, Inc.
filed 2021-04-20
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,544,000

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 19, 2021 was 46,184,977 shares.

VERITAS FARMS, INC

Annual Report on Form 10-K for the year ended December 31, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

ii

Unless the context otherwise requires, references in this report to “the Company,” “Veritas Farms,” “Veritas”, “we,” “us” and “our” refer to Veritas Farms, Inc. and its subsidiary. All share and per share information in this report gives pro forma effect to the implementation of a one for four reverse stock split effective September 20, 2019.

PART I

Item 1 Business.

Business Overview

Veritas Farms, Inc. (“Veritas Farms”) is a vertically-integrated agribusiness focused on producing, marketing, and distributing superior quality, whole plant, full spectrum hemp oils and extracts containing naturally occurring phytocannabinoids. Veritas Farms™ owns and operates a 140 acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants containing naturally occurring phytocannabinoids which can potentially yield a minimum annual harvest of 250,000 to 300,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 square feet of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000 square foot onsite facility used for processing raw hemp, oil extraction, formulation laboratories and quality/purity testing. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program.

Veritas Farms meticulously processes its hemp crop to produce superior quality whole-plant hemp oil, extracts and derivatives which contain the entire broad spectrum of cannabinoids extracted from the flowers and leaves of hemp plants. Whole-plant hemp oil is known to provide the essential phytocannabinoid “entourage effect” resulting from the synergistic absorption of the entire broad spectrum of unique hemp cannabinoids by the receptors of the human endocannabinoid system. As a result, Veritas Farms believes that its products are premier quality cannabinoids and are highly sought after by consumers and manufacturers.

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

Veritas Farms products (70+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, cream and oral syringes. All product applications come in various flavors and strength formulations, in addition to bulk. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its website, www.TheVeritasFarms.com, as well as through numerous other online retailers and “brick and mortar” retail outlets.

The branding of Company’s line of hemp oil and extract product has allowed for market penetration during 2020 into large retail chains vastly increasing brand exposure and awareness. The initial rollouts have been successful creating distribution opportunities into thousands of new retail outlets across the country (over 8,000 retail outlets as of December 31, 2020). The shift from smaller order fulfillment to larger “big box store” orders creates an economy of scale and also offers the opportunity for the Company to achieve increased profitability.

Effects of the Current Coronavirus (COVID-19) Pandemic on the Company

General

The adverse public health developments and economic effects of the current COVID-19 pandemic in the United States, have and could continue to adversely affect the Company’s suppliers and logistics. In addition, stay at home orders, quarantines, delayed mass vaccinations, the closure of “brick and mortar” retail outlets and other restrictions have altered the normal purchasing patterns of consumers. More broadly, the high degree of unemployment resulting from the pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services, resulting in continued economic stress to our business, operations and financial condition. At this time, we cannot accurately predict the long-term effects the COVID-19 pandemic will have on the Company. While reports show an increase in retail sales, the retail sales for CBD products continue to decline.

Increased Emphasis on E-commerce Marketing

With recent stay-at-home mandates arising from the Covid-19 pandemic resulting in increased online traffic, Veritas Farms has leveraged its digital ecosystem to offer solutions to customers who have financial and health concerns while growing the Company’s online traffic and revenue.

The increased emphasis on e-commerce marketing has resulted in online revenue growth of over 96% from 2019 to 2020. The increases in traffic to and revenue generated by the Veritas Farms website can be attributed to a multi-prong digital strategy leveraging multiple channels. The extended reach and increased frequency of exposure to the Veritas Farms product lines’ across these channels, combined with a seamless shopping experience, superior product and excellent customer service lead to repeat customer growth.

A comparison of revenue-driving channels for the twelve-month periods ending December 31, 2020 and December 31, 2019 shows:

●	Overall eCommerce revenue increased by 96%

●	Overall transactions increased by 67%

●	Average conversion rate increased by 56%

●	Organic traffic conversion rate increased by 30%

●	Referral traffic conversion rate increased by 61%

●	Direct traffic conversion rate increased by 30%

●	Email traffic conversion rate increased by 11%

Our Mission

Veritas Farms is a pioneer in quality phytocannabinoid products and organic farming methods. It is committed to serving the global community by uncompromising on our quality and continuing the pursuit of cutting-edge, ethical innovation.

Veritas Farms is different from the majority of our competitors. We produce pure natural hemp derivatives, pesticide residual and solvent free, with whole plant phytocannabinoids. We achieve the highest potency and purity in the derivative products from our oils.

Veritas Farms is committed to the research and development of improved proprietary hemp genetics cultivation and innovation in order to provide the global community with uncompromised quality hemp products, containing the highest quality, quantity and consistency in the industry.

Our commitment to enhancing the symbiotic relationship between healthy plants and healthy people ensures that we provide whole plant, broad spectrum cannabinoid-rich hemp products while using only natural protocols and sustainable farming methods.

Our philosophy is to practice strict natural protocols for hemp cultivation and utilize the latest technology to assist our sustainable, environmentally sound farming practices to ensure pure, pesticide free, and high-quality consistent products.

Why Cannabinoids?

Cannabinoid-rich hemp oil is made from the stalks and leaves of the cannabis sativa plant. Like THC, cannabinoid-rich hemp is an active cannabinoid found in cannabis plants. Unlike THC, however, cannabinoid-rich hemp has no psychoactive properties and its health benefits may be even more profound than those of THC.

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

Through our body’s endocannabinoid receptors, cannabinoid-rich hemp can mitigate both pain, swelling and inflammation associated with it. Science has long known about cannabinoid’s analgesic properties, which is why we now have a number of cannabinoid-rich hemp-infused topical creams and salves designed for direct application to skin.

There seems to be no end to the painful conditions for which cannabinoid-rich hemp could mean a measure of localized relief. Enthusiasts commonly cite arthritis, menstrual cramps, headaches, and even plain old muscle soreness or the itchiness from psoriasis and dermatitis as potential targets for the cannabis compound.

Current Industry Factors

Typical Cannabinoid Company Profile. The majority of cannabinoid companies are either farmers/extractors, manufacturers, or retail brands. Farmers often grow and extract their oil, sometimes selling their oil wholesale to product manufacturers and sometimes manufacturing their own products and then selling them in bulk to brands that use them for private label products. Retail brands are forced into a state of constant supply search and often have to order from multiple farmers/extractors in order to ensure their demand is met. This can cause inconsistency in product potency and quality, often leading to products that do not have an accurate Certificate of Analysis or additional contaminate tests.

Poor Quality Products, Morally Questionable Companies. As with any burgeoning new market, opportunistic entrepreneurs and entities have surfaced selling inferior products that are often misrepresented and mislabeled. These products may contain little to no active cannabinoid compounds, or contaminated cannabinoid compounds. These entities often seek a quick payday for the company’s founders and take advantage of the lack of consumer education about the industry.

Lack of Consumer Knowledge/Confusion in Market Place. New markets and products are often rife with miseducation and misunderstanding. Cannabinoid products are just beginning to be absorbed by the mainstream public, who may be unaware of the implications of the lack of quality control, proper application, dosing and uses.

Our goal is to secure as large a share of the growing market for cannabinoid products as possible, by taking advantage of the fractured nature of the industry, the poor quality products offered by some competitors and the lack of knowledge of the potential benefits of cannabinoid by means of:

●	Offering only the highest quality products by maintaining control of the growing, extracting and manufacturing processes.

●	Providing a one-stop vertically integrated source for cannabinoid products;

●	Increasing demand by educating consumers on the potential benefits of use of cannabinoid products; and

●	Employing an integrated marketing plan across both traditional and digital channels.

Our Products

Veritas Farms has developed a wide variety of formulated phytocannabinoid-rich hemp products which are marketed and distributed by the Company under its Veritas Farms brand name. Our products are also available in bulk, white label and private label custom formulations for distributors and retailers. These types of products are in high demand by health food markets, wellness centers, physicians and other healthcare practitioners.

Veritas Farms products (70+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, vape oils and oral syringes. All product applications come in various flavors and strength formulations and in bulk. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through our website, www.TheVeritasFarms.com, as well as through numerous other online retailers and “brick and mortar” retail outlets. Our products include:

●	Cannabinoid-rich hemp oil: a pure, concentrated extract made from the flowers, leaves and stalks of the cannabis species, which is sold at wholesale in bulk wholesale and also used for Veritas Farms product formulation

●	Cannabinoid-rich hemp capsules and gummies in easy-to-swallow or chew form

●	Tinctures that are used sublingually as an efficient way to absorb cannabinoids

●	Topically applied products such as lotions and oils that are applied directly to the skin, usually to treat a specific spot of pain or inflammation

All Veritas Farms products are of the highest-quality and are third-party laboratory tested for strength/purity, bio-contaminants, heavy metals, pesticides, and solvents. Veritas Farms is working on launching additional product lines, opening up potential new markets for the Company. Our product pipeline includes:

●	The Veritas Beauty™ beauty and skin care product line encompassing massage oils, body scrubs and beauty soap

●	A CBD-infused Veritas Farms sports cream

●	A CBD-infused line of pet products -Veritas Pets™

●	Hemp edibles designed to deliver cannabinoid-rich hemp

Production

Hemp growth, extraction, processing, formulation and product manufacturing takes place at our facilities located on our 140-acre farm in Pueblo Colorado. Our farm is capable of producing over 200,000 plants potentially yielding a minimum annual harvest of 250,000 to 300,000 pounds of outdoor grown hemp.

In addition, the Company’s 15,000 square feet of climate-controlled greenhouses are capable of producing a consistent supply of approximately 25,000 pounds per year of indoor cultivated hemp over 4-6 individual harvests.

There is an additional 10,000 square foot on-site facility used for plant processing and oil extraction, in addition to housing Veritas Farms’ testing and formulation laboratories, wherein GMP (good manufacturing practices) are strictly maintained.

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

Veritas Farms uses advanced, strict natural protocols to cultivate its cannabinoid-rich hemp oil yield from its plants. After naturally air drying, only the leaves and flowers richly coated with trichomes are processed with our advanced ethanol spray evaporation extractors according to the planned uses for the cannabinoid-rich hemp extracts. Whole plant full spectrum cannabinoid-rich hemp extracts are then further processed using chromatography and other techniques yielding pure distillates and other derivatives exceeding 80% cannabinoid-rich hemp with 0.3% or less THC.

Marketing

Overview

The primary target customers markets for Veritas Farms products are:

●	Ages 35 – 55 (Gen X and Baby Boomers)

○	Health conscious/open minded

○	Affluent middle class

●	Medical patients

○	Looking to treat chronic disease, illness, and pain

●	Millennials

○	Health Conscious

○	Cannabis enthusiasts

○	Progressive/forward thinking/open minded

●	Athletes

o Helps relieve pain and reduce inflammation

o Aids in muscle relaxation

●	Pet Owners

○	Passionate about pets

○	Disposable income to spend on pets

○	Affluent 30+

As part of the Company’s increased focus on sales and marketing, Veritas Farms launched a line of products under its own proprietary brand, Veritas Farms, including hemp oil and extract products. The Veritas Farms brand line, including new packaging, was developed to expand the Company’s potential customer base. The Veritas Farms product line is expected to continually expand to offer additional products and applications.

Currently, Veritas Farms has implemented a marketing plan to compete in the Cannabinoid industry. To become a market leader in the industry, the Company plans to use three primary channels to market its products, web-based marketing, traditional marketing and medical marketing.

Web-Based Marketing

General. Veritas Farms’ expanded e-commerce retail platform is designed to offer for sale the Company’s premium phytocannabinoid-rich extract products directly to consumers under the Veritas Farms brand. The site gives us the ability to quickly adapt to a rapidly evolving market and to position our branded product lines as a leader in the industry. In addition to our e-commerce platform, Veritas Farms is pursuing distribution with leading third-party online retailers. As described above in “Effects of the Current Coronavirus (Covid-19) Pandemic on the Company – Increased Emphasis on E-commerce Marketing,” the current Covid-19 pandemic has caused significant increases in the Company’s e-commerce marketing efforts, resulting in e-commerce revenue growth.

Content Marketing via Blogs and Social Media. We believe that content marketing offers a cost-effective marketing strategy. The core components to Veritas Farms’ content marketing strategy are blogs and social media posts. Veritas Farms has partnered with TFC Marketing to establish a market leader presence surrounding the cannabinoid industry, using blogging which has a strong impact on return on investment. Veritas Farms launched an engaging social media campaign to promote an overall vision of quality and transparent phytocannabinoid products.

Influencer Campaigns. Influencer marketing is a type of marketing that focuses on using online leaders to drive the brand’s message to the larger market. Rather than market directly to a large group of consumers, Veritas Farms will partner with influencers to utilize their personal social channels to spread the word about the brand. Influencers are celebrities, high-quality content creators, buzz builders and promoters and natural health advocates. Extensive tracking methods will be implemented to determine the effectiveness of the influencer campaigns.

Search Engine Optimization, (“SEO”). SEO is important for establishing and creating an online presence. Most single online interaction starts with key words manually entered into a search engine, in relevant website options for the user. The Veritas Farms SEO marketing plan contemplates a monthly campaign to ensure the website ranks in top relevance for industry-related searches on major search engines such as Google, Bing and Yahoo.

Government Regulation

We are subject to numerous federal, state, local, and foreign laws and regulations, including those relating to:

●	The production of our products

●	Environmental protection

●	Interstate commerce and taxation

●	Workplace and safety conditions, minimum wage and other labor requirements

The federal Agricultural Improvement Act of 2018, signed into law on December 20, 2019, along with the Agricultural Act of 2014, the corresponding Consolidated Appropriations Act of 2016 provisions (as extended by resolution into 2019) and Colorado’s Industrial Hemp Regulatory Program and related state law, permit the cultivation of hemp, and the processing and manufacturing of hemp products, as part of agricultural pilot programs and/or state plans adopted by individual states, including Colorado (pursuant to which we operate). However, there can be no assurance that new legislation or regulations may be introduced at either the federal and/or state level which, if passed, would impose new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products. New legislation or regulations may require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials and it is possible that the costs of complying with these new regulatory requirements could be material.

The U.S. Food and Drug Administration (“FDA”), Federal Trade Commission (“FTC”) and their state-level equivalents, possess broad authority to enforce the provisions of federal and state law, respectively, applicable to consumer products. These regulations provide consumer safeguards for foods, dietary supplements and cosmetics, and give the power to these agencies to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain illegal products intended for import or export (in conjunction with U.S. Customs and Boarder Protection), require a recall of illegal products from the market, and request the Department of Justice, or the state-level equivalent, to initiate a seizure action, an injunction action, or a criminal prosecution in federal. or state courts. The initiation of any regulatory action towards industrial hemp or hemp derivatives by the FDA, FTC or any other related federal or state agency, could result in greater legal cost to Veritas Farms, may result in substantial financial penalties and enjoinment from certain business-related activities, and if such actions were publicly reported, they may have a materially adverse effect on the Company, its business and its results of operations.

Competition

The industrial hemp cultivation and derivative products industry is relatively new and evolving. While we believe that the industry is fragmented at the present time, there are numerous competitors, including Green Roads, Charlotte’s Web, Folium Biosciences, CBD Rx. St. Mary’s Nutritional and CV Sciences, some of whom may be larger and have a longer operating history and greater financial resources than does the Company. Moreover, we may also face competition with larger firms in the consumer products manufacturing and distribution industry, who elect to enter the market given the relatively low barriers to entry. Veritas Farms believes that it competes effectively with these companies because of its vertical integration through the cultivation, extraction, formulation, manufacturing and distribution processes, the quality of its products and customer service. However, no assurance can be given that Veritas Farms will effectively compete with its existing or future competitors.

Employees

As of the date of this report, we have 45 full-time employees including our executive officers, 13 of whom are based in Florida, Georgia and California and 32 of whom are based in Colorado. The Company employs up to an additional 15-20 employees in Colorado during the outdoor harvest season.

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

Item 2. Properties.

The Company owns its 140-acre cultivation and production facility located at 8648 Lake Davis Road, Pueblo, Colorado.

The Company’s executive and sales offices are currently located in approximately 2,145 square feet of space at 1512 E. Broward Blvd., Suite 300, Fort Lauderdale, FL 33301. This space is leased from a non-affiliated party at a rental of $7,858 per month pursuant to a three-year lease expiring in August 2021.

In March of 2020, the Company moved into a new 35,000 square foot product production and distribution facility in Aurora, Colorado.

In December 2019, the Company announced that it had signed a lease for a 35,000 square foot product production and distribution facility in Aurora, Colorado. The Aurora, Colorado facility is leased from a non-affiliated party at a current monthly rental of $18,700, pursuant to a five-year lease with two five-year renewal options. Primarily as a result of the impact of the Covid-19 Pandemic, Veritas has entered into a Conditional Lease Termination Agreement with Majestic Commercenter Phase 9, a Delaware limited liability company (“Majestic”), in respect to the termination of its commercial lease in Aurora, Colorado (“Termination Agreement”). Pursuant to the terms of the Termination Agreement, Veritas made one payment of $125,000 on February 23, 2021. The final payment of $125,000 is due to Majestic by April 30, 2021, upon which both parties will be released from all further obligations to each other.

Veritas has secured a reduced amount of leased distribution space in Pueblo, Colorado on more favorable rental terms, which it believes will meet its current and projected requirements for the foreseeable future.

Item 3. Legal Proceedings.

On July 10, 2020, Carrick-Harvest, LLC d/b/a Veritas Fine Cannabis ("Carrick") filed an action against Veritas Farms in the U.S. District Court for the District of Colorado, alleging trademark infringement and unfair competition under the Lanham Act, cybersquatting under federal law, and common law unfair competition under Colorado law. Carrick alleges Veritas Farms violated these provisions through use of the alleged trademark VERITAS by providing "informational services" through its website. The action seeks an order that Carrick is the rightful owner of and has superior trademark rights in the marks and preventing Veritas Farms from registering their alleged infringing marks with the USPTO. On January 25, 2021, the Magistrate Judge issued a recommendation that Veritas Farms' motion to dismiss be Granted on all counts. Since then, both sides have filed responses to the Magistrate Judge's recommendation and awaiting a final ruling from the District Court Judge. Carrick recently reached out to Veritas Farms in hope of resolving this matter via a non-monetary co-existence arrangement, which Veritas Farms is entertaining pending the District Court Judge's final ruling. Based on the foregoing, it seems a favorable outcome is likely.

On January 22, 2021, EMC Outdoor, LLC filed an action against Veritas Farms in Broward County Circuit alleging breach of contract and claiming damages in the amount of $304,783. Veritas Farms was served on March 10, 2021 and its initial response to the allegation was due on March 31, 2021. We filed for an Extension of Time to Respond to Complaint on March 30, 2021. Plaintiff has not responded as of this time. At this time, the Company does not possess sufficient information to evaluate the likelihood of a favorable or unfavorable outcome or estimate a related prospective loss.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCQB tier of the over-the-counter market under the symbol “VFRM”. Currently the market for our shares is extremely limited. We can provide no assurance that our shares of common stock will continue to be traded on the OTCQB or another exchange, or if traded, that the current public market will be sustainable.

Holders of our Common Stock

As of December 31, 2020, we had 45,784,977 shares of common stock issued and outstanding and approximately 200 holders of record of our common stock. One of these holders is CEDE and Company which is used for brokerage firms to hold securities in book entry form on behalf of their clients and as of the date of this report, they hold 10,837,715 shares of common stock for these shareholders. Accordingly, we believe that Veritas Farms has in excess of 2,000 beneficial shareholders as of the date of this report.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,193,751	(1)	$1.11	2,019,504	(1)
Equity compensation plans not approved by security holders	0		None issued	0
Total	4,193,751	(1)	$1.11	2,019,504	(1)

(1)	Represents shares of common stock underlying options granted or reserved for issuance under our 2017 Incentive Stock Plan as of December 31, 2020.

Recent Sales of Unregistered Securities

During the third quarter of 2020, we issued 4,160,000 shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), for $1,040,000. The shares of our common stock so issued were issued and sold pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effects of the Current Coronavirus (COVID-19) Pandemic on the Company

The adverse public health developments and economic effects of the current COVID-19 pandemic in the United States, have and could continue to adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures, closing of “brick and mortar” retail outlets and logistics restrictions imposed or which otherwise occur in connection with the pandemic. More broadly, the high degree of unemployment resulting from the pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. At this time, we cannot accurately predict the effect the long-term effects the COVID-19 pandemic will have on the Company.

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenues. We had net sales for the year ended December 31, 2020 of $6,225,848, as compared to $7,291,908 for the year ended December 31, 2019. The decrease reflects a significant contraction of retail sales in 2020 from 2019, primarily as a result of the Covid-19 pandemic. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves, and oral syringes, all in various potency levels and flavors. We co-package in addition to marketing our own Veritas Farms brand product line.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales decreased to $3,268,249 for the year ended December 31, 2020, from $3,831,194 for the year ended December 31, 2019, as a result of decreased sales during the year ended December 31, 2020. We had gross profit of $2,957,599 for the year ended December 31, 2020, as compared to gross profit of $3,460,714 for the year ended December 31, 2019.

Expenses. Selling, general and administrative expenses decreased to $10,420,569 for the year ended December 31, 2020, from $14,590,155 for the year ended December 31, 2019, reflecting the significant reduction in marketing expenses, as well as the reduction in the number of employees in our in-house sales team. Selling, General and Administrative expenses primarily consist of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Interest expense for the year ended December 31, 2020 was $129,569, $71,250 of which was from the amortization of the beneficial conversion feature and $13,677 was accrued interest that is due upon maturity, for a convertible note from a shareholder, as compared to interest expense of $18,167 for the year ended December 31, 2019, $5,714 of which was attributable to loans from a related party.

As a result of the decrease in operating, marketing and public company expenses incurred during the year ended December 31, 2020, net loss for the year ended December 31, 2020, decreased to $7,592,539 or ($0.18) per share based on 42,586,651 weighted average shares outstanding, from $11,147,608 or ($0.32) per share based on 34,712,692 weighted average shares outstanding for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, total assets were $12,408,021, as compared to $14,218,557 at December 31, 2019. Assets primarily decreased due to decreases in cash, inventories and prepaid expenses, primarily due to the Covid-19 pandemic.

Total liabilities as of December 31, 2020 were $4,760,654, as compared to $2,023,345 at December 31, 2019. The increase was due in large part to increases in accounts payable, accrued expenses, right of use lease liability and debt, including the PPP Loan that the Company received.

Net cash used in operating activities decreased to $2,969,076 for the year ended December 31, 2020, from $12,267,159 for 2019. Results of operations, offset by decreases in inventories, prepaid expenses and accounts payable comprised most of the change.

Net cash used in investing activities was $88,038 for the year ended December 31, 2020 as compared to $1,443,433 for the year ended December 31, 2019, reflecting a decrease in cash used for the purchase of property and equipment in 2020.

Net cash provided by financing activities was $2,088,263 for year ended December 31, 2020, primarily attributable to the proceeds from the proceeds of the notes payable as well as an additional private offering undertaken during 2020 as described below. This compares to net cash provided by financing activities of $14,623,049 for the year ended December 31, 2019.

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our equity securities, PPP loans, capital contributions made by members prior to completion of the September 2017 acquisition of 271 Lake Davis Holdings, LLC (“271 Lake Davis”) by the Company and loans from shareholders. The shareholder loans which were evidenced by promissory notes issued to the lending shareholders, which accrued interest at rates between 2% and 3% per annum which were paid in full by September 30, 2019.

In order to raise additional capital, the Company solicited the exercise of the warrants issued in a 2018 private offering. As of December 31, 2020 7,947,916 of the Warrants have been exercised, resulting in proceeds to the Company, net of warrant solicitation fees of $238,438, of $4,530,312.

In April 2019, Veritas Farms commenced a private offering of its equity securities to “accredited investors” pursuant to Rule 506(c) promulgated under the Securities Act (the “2019 Private Offering”). The Company offered up to 6,250,000 “restricted shares of its common stock on a “best efforts” (no minimum) basis at a price of $1.60 per share, with the right to increase the maximum amount of the 2019 Private Offering to 9,375,000 shares ($15,000,000) or more, depending upon investor demand. The Company completed the 2019 Private Offering in August 2019, in which it sold a total of 9,643,854 shares for total gross proceeds of $15,429,981, less offering expenses of $2,069,603, for net proceeds of $13,362,341.

In 2020, Veritas Farms commenced a private offering of its equity securities to “accredited investors” pursuant to Rule 506(c) promulgated under the Securities Act (the “2020 Private Offering”). The Company offered up to 8,000,000 “units” on a “best efforts” (no minimum) basis. Each unit in the offering consisted of two shares of stock and one common stock purchase warrant with an offering price of $0.50 per unit. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $0.50 at any time through August 31, 2025. In the 2020 Private Offering the Company sold a total of 4,160,000 shares for total gross proceeds of $1,040,000, less offering expenses of $155,760, for net proceeds of $885,035.

In April 2020, we borrowed $200,000 on a 30-day demand basis from a shareholder. The loan is evidenced by a promissory note, is secured by a lien on our assets and while outstanding, is convertible into a subsequent private placement of our securities. The note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. The note matures on the first anniversary of the original issuance date or such earlier date on which this Note becomes due in accordance with its terms. As of December 31, 2020, there was $13,677 in accrued interest due on the note.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of December 31, 2020, the Company had an accumulated deficit of $26,667,147 and a net loss of $7,592,539 for the year ended December 31, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

The Company believes that it will require additional financing to fund its growth and achieve profitability The Company anticipates that such financing, will be generated from subsequent public or private offerings of its equity and/or debt securities. While we believe additional financing will be available to us as needed, there can be no assurance that financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

Critical Accounting Policies

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2019 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2019 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of the Company’s product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customers obtain control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s products, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Property, Plant and Equipment

Purchases of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the Statements of Operations. Depreciation is recorded over the estimated economic useful life of each class of assets and is computed using the straight-line method.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates include deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment and the useful lives of intangible assets.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740 Income Taxes, (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In accordance with ASC 740, management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

Effective September 27, 2017, the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2020 and 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See the Index to the Consolidated Financial Statements beginning on page F-1 below.

VERITAS FARMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Veritas Farms, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veritas Farms, Inc.(the Company) as of December 31, 2020 and 2019, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, as described in Note 2 to the financial statements, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2020, the Company had an accumulated deficit of $26,667,147, and a net loss of $7,592,539. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 15, 2021

Veritas Farms, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$107,693	$1,076,543
Inventories	5,891,983	6,600,455
Accounts Receivable	386,379	523,033
Prepaid Expenses	270,557	622,922
Total Current Assets	$6,656,612	$8,822,953

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $1,483,736 and $976,005 respectively	$4,494,370	$4,914,063

Intellectual Property	55,000	55,000
Right of Use Assets, net of accumulated amortization	930,826	134,345
Deposits	271,213	292,196

TOTAL ASSETS	$12,408,021	$14,218,557

	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,020,605	$1,567,612
Accrued Expenses	414,777	51,240
Accrued Interest - Non Related Party	13,677	18,828
Convertible Notes Payable, net of discount of $23,750	176,250	-
Deferred Revenue	16,256	-
Right of Use Lease Liability, current portion	240,324	80,046
PPP Loan, current portion	803,994	-
Long-term Debt, current portion	66,080	67,996
Total Current Liabilities	$3,751,963	$1,785,722

LONG-TERM LIABILITIES
Long-term Debt, net of current portion	$278,527	$184,826
Right of Use Lease Liability, net of current portion	730,164	52,798
Total Liabilities	$4,760,654	$2,023,346

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 45,784,977 and 41,421,698 shares issued and outstanding at December 31, 2020 and December 31, 2019 respectively	$45,785	$41,422
Additional Paid in Capital	34,268,729	31,228,397
Accumulated Deficit	(26,667,147)	(19,074,608)
Total Stockholders’ Equity	$7,647,367	$12,195,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,408,021	$14,218,557

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Operations

	For the year ending December 31,
	2020	2019

Sales	$6,225,848	$7,291,908

Cost of sales	3,268,249	3,753,807
Plant Inventory Write-off	-	77,387
Total Cost of sales	3,268,249	3,831,194

Gross profit	2,957,599	3,460,714

Operating Expenses
Selling, General and Administrative	10,420,569	14,590,155
Total Operating Expenses	10,420,569	14,590,155
Operating loss	(7,462,970)	(11,129,441)

Other Expenses (Income)
Interest Expense - Related Party	-	5,714
Interest Expense - Non Related Party	129,569	12,453
Total Other Expenses (Income)	129,569	18,167)

Loss before Provision for Income Taxes	(7,592,539)	(11,147,608)

Income Tax Provision	-	-

Net Loss	$(7,592,539)	$(11,147,608)

Net Loss per Share - Basic and fully diluted	$(0.18)	$(0.32)

Weighted Average Shares Outstanding - Basic and fully diluted	42,586,651	34,712,692

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	27,876,208	$27,876	$13,978,473	$(7,927,000)	$6,079,349

Issuance of Common Stock for Cash	9,643,854	9,644	13,352,697	-	13,362,341

Issuance of Common Stock for Services	15,625	16	16,860	-	16,876

Stock-based Compensation	-	-	2,366,752	-	2,366,752

Warrants Exercised	3,886,011	3,886	1,513,615	-	1,517,501

Net Loss	-	-	-	(11,147,608)	(11,147,608)

Balance, December 31, 2019	41,421,698	$41,422	$31,228,397	$(19,074,608)	$12,195,211

Issuance of Common Stock for Cash	4,160,000	4,160	880,875	-	885,035

Issuance of Common Stock for Services	50,000	50	36,150	-	36,200

Stock-based Compensation	-	-	2,028,460	-	2,028,460

Warrants Exercised	153,279	153	(153)	-	-

Beneficial Conversion Feature	-	-	95,000	-	95,000

Net Loss	-	-	-	(7,592,539)	(7,592.539)

Balance, December 31, 2020	45,784,977	$45,785	$34,268,729	$(26,667,147)	$7,647,367

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,592,539)	$(11,147,608)
Adjustments to Reconcile Net Loss to Net Cash Used Operating Activities
Depreciation	507,731	404,622
Amortization of Right of Use Assets	252,586	80,607
Stock-based Compensation	2,028,460	2,383,627
Loss on Disposal of Property and Equipment	-	2,207
Changes in Operating Assets and Liabilities
Inventories	708,473	(4,091,501)
Prepaid Expenses	313,738	(506,519)
Accounts Receivable	144,774	(278,883)
Deposits	51,489	(244,162)
Deferred Rent	-	(7,045)
Deferred Revenue	-	(45,018)
Accrued Interest	13,677	879
Right of Use Lease Liability	(211,423)	(82,108)
Accrued Expenses	360,962	(114,437)
Accounts Payable	452,996	1,378,180
NET CASH USED IN OPERATING ACTIVITIES	(2,969,076)	(12,267,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(88,038)	(1,388,433)
Purchase of Intangible Asset	-	(55,000)
NET CASH USED IN INVESTING ACTIVITIES	(88,038)	(1,443,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Long-term Debt	(68,116)	6,129
Repayment of Notes Payable - Related Parties	-	(262,924)
Proceeds from Note Payable	1,140,144	-
Proceeds from Stock Warrants Exercised	-	1,517,502
Proceeds from Issuance of Common Stock	1,016,235	13,362,342
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,088,263	14,623,049

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(968,851)	912,457
CASH AND CASH EQUIVALENTS - Beginning of Period	1,076,543	164,086
CASH AND CASH EQUIVALENTS - End of Period	$107,692	$1,076,543

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$115,892	$12,500
Non-Cash Transactions
Operating Lease Right of Use Asset Obtained in Exchange for Lease Obligations	$-	$214,952

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Veritas Farms, Inc. (“Company”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.” Effective February 5, 2020, the Company changed its name from “SanSal Wellness Holdings, Inc.” to “Veritas Farms, Inc.” The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp pursuant to Federal law on its 140-acre farm.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of Veritas Farms, Inc. and 271 Lake Davis Holdings and its wholly owned subsidiary, SanSal, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ materially from these estimates.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Fair Value Measurement

The Company has adopted the provisions of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Revenue Recognition

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

Property, Plant and Equipment

Purchases of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the Consolidated Statements of Operations. Depreciation is provided over the estimated economic useful life of each class of assets and is computed using the straight-line method.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at December 31, 2020 and December 31, 2019.

Compensation and Benefits

The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with ASC Topic 718, “Compensation - Stock Compensation,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, “Measurement Objective – Fair Value at Grant Date,” the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”) the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award. For stock-based awards granted to nonemployees subject to graded vesting that only contain service conditions, the Company has elected to recognize stock-based compensation expense using the straight-line recognition method.

The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In accordance with ASC 740, management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions on December 31, 2020 and December 31, 2019.

Leases

The Company has one leased building in Fort Lauderdale, Florida that is classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses.

ASC Topic 842, Leases (“ASC 842”) was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Finance leases are not material to the Company and were not impacted by the adoption of ASC 842, as operating lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC Topic 840, Leases.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. See Note 14: Subsequent Events

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended December 31, 2020, the Company had an accumulated deficit of $26,667,147, and a net loss of $7,592,539. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

Management Plans

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

NOTE 3: INVENTORY

Inventory consists of:

	December 31,	December 31,
	2020	2019
Inventory
Work In Progress	$4,202,811	$4,062,890
Finished Goods	1,232,944	1,983,107
Other	456,228	554,458

Inventory	$5,891,983	$6,600,455

During the periods ending December 31, 2020 and December 31, 2019 the Company realized a loss from destruction of plants in the amounts of $0 and $77,387, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 4: PROPERTY AND EQUIPMENT

		December 31,	December 31,
	Life	2020	2019
PROPERTY AND EQUIPMENT
Land and Land Improvements	-	$398,126	398,126
Building and Improvements	39	1,553,722	1,510,175
Greenhouse	39	965,388	920,896
Fencing and Irrigation	15	203,793	203,793
Machinery and Equipment	7	2,480,474	2,480,475
Furniture and Fixtures	7	236,344	236,344
Computer Equipment	5	20,053	20,053
Vehicles	5	120,206	120,206
		$5,978,106	$5,890,068
Less Accumulated Depreciation		(1,483,736)	(976,005)
Property and Equipment		$4,494,370	4,914,063

Total depreciation expense was $1,483,736 and $976,005 for the years ended December 31, 2020 and 2019, respectively.

NOTE 5: LONG-TERM DEBT

	December 31,	December 31,
	2020	2019

Notes Payable which require monthly payments of $3,058, $555, and $1,415, including interest at 5.16% per annum until December 1, 2022, May 1, 2023, and August 1, 2024, when the balance is due in full. The notes are secured by specific assets of the Company.	118,627	211,952

Note Payable which require monthly payments of $639, including interest at 3.4% per annum until April 1, 2025, when the balance is due in full. The note is secured by specific assets of the Company.	66,080	40,870

In May 2020, the Company received a loan in the amount of $803,994 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA. (A)	803,994

In September 2020, the Company received loan in the amount of $159,900 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”). The loan accrues interest at the rate of 3.75% and has an original maturity date of 30 years. (B)	159,900

	1,148,601	252,822
Less Current Portion	(870,074)	(67,996)
Long-Term Debt - net of current portion	$278,527	$184,826

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Long-term debt consisted of the following:

Future principal payments are as follows as of the year ended December 31, 2020:

2021	$66,080
2022	893,662
2023	32,813
2024	24,494
2025	131,552
$1,148,601

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four-week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company utilized the proceeds of the PPP loan in a manner which should enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $803,994 as of December 31, 2020 and has been classified as a short-term liability in notes payable.

(B) In September 2020, the Company received loan in the amount of $159,900 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”). The loan accrues interest at the rate of 3.75% and has an original maturity date of 30 years.

Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The residual amount of the loan is payable under the previous terms. The first payment due is deferred one year. The entirety of the loan as of December 31, 2020 has been classified as a long-term liability in notes payable.

NOTE 6: CONVERTIBLE DEBT

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (the “Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. The note matures on the first anniversary of the original issuance date or such earlier date on which this Note becomes due in accordance with its terms.

Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. The Company determined that there was a beneficial conversion feature of $95,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $23,750 on the accompanying balance sheet with amortization to interest expense of $71,250 for the year ended December 31, 2020. As of December 31, 2020, $13,677 of interest has been accrued.

NOTE 7: STOCK-BASED COMPENSATION

The Company approved their 2017 Incentive Stock Plan on September 27, 2017 (the “Incentive Plan”) which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined by the Board of Directors or any of the Committees appointed under the Incentive Plan at the time of grant.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Company’s outstanding stock options have a 10-year term. Outstanding non-qualified stock options granted to employees and a consultant vest on a case-by-case basis. Outstanding incentive stock options issued to employees typically vest over a three-year period. The incentive stock options granted vest based solely upon continued employment (“time-based”). The Company’s time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards where 33.3% of the award vests on each of the three anniversary dates. Outstanding incentive stock options issued to executives typically vest partially upon grant date, with the residual vesting over the subsequent 6 or 12 months.

Stock-based compensation expense was as follows:

	Twelve Months Ended
	December 31:
	2020	2019
Non-Qualified Stock Options - Immediate	$-	$998,603
Incentive Stock Options - Time Based	2,028,460	1,368,149
Total Stock-based Compensation Expense	$2,028,460	$2,366,752

Stock option activity was as follows in the periods ended December 31, 2020 and December 31, 2019:

	Stock	Weighted- Average	Weighted- Average
	Options	Exercise Price	Remaining Life
Outstanding at December 31, 2018	2,275,000	$1.06	9.36
Granted	2,043,750	$1.23	9.78
Exercised	-	-	-
Forfeited/Canceled	(25,000)	$2.56	-
Outstanding at December 31, 2019	4,293,750	$1.13	9.03
Granted	50,000	$0.27	9.75
Exercised	-
Forfeited/Canceled	(149,999)	$1.42	-
Outstanding at Dec 31, 2020	4,193,751	$1.11	8.03

Vested at Dec 31, 2020	3,935,429	$1.10	8.00
Exercisable at Dec 31, 2020	3,935,429	$1.10	8.00

The Company estimated the fair value of each stock option on the date of grant using the Black Scholes valuation model with the following assumptions:

Year ended December 31, 2019 Valuation Assumptions
Risk-free interest rate	2.14 – 2.94%
Expected dividend yield	0%
Expected stock price volatility	105% to 180%
Expected life of stock options (in years)	10

Year ended December 31, 2020 Valuation Assumptions
Risk-free interest rate	0.36% – 1.79%
Expected dividend yield	0%
Expected stock price volatility	213% to 227%
Expected life of stock options (in years)	10

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 8: LEASES

We adopted ASC 842 using the modified retrospective approach, electing the practical expedient that allowed us to not to restate our comparative periods prior to the adoption of the standard on January 1, 2019.

The Company recognized the following related to leases in its Consolidated Balance Sheet:

	December 31,	December 31,
	2020	2019
Right of Use Lease Liabilities
Current portion	$240,324	$80,046
Long-term portion	730,164	52,798
	$970,488	$132,844

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $38,627 and $34,632 for the years ended December 31, 2020 and December 31, 2019, respectively. The company terminated this lease in October 16, 2020

The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The Lease Liability will be expensed each month, on a straight-line basis, over the life of the lease.

On June 22, 2019, the Company entered into a sublease agreement with ESDA Inc., a Florida Corporation. The Agreement went into effect as of July 1, 2019 with a term of three years expiring August 31, 2021. The lease contains annual escalators and charges Florida sales tax. Total lease expense was $195,144 for the year ended December 31, 2020 and $115,098 for the year ended December 31, 2019.

As of December 31, 2020, and December 31, 2019, our operating leases have no minimum rental commitments.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 9: COMMON STOCK

In September 2019, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (which may be increased by the Company up to 12,000,000 Units) at a price of $0.50 per Unit. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. The Company also entered into a registration rights agreement with the Investors which states, among other things, that on or prior to the filing date, the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities on such filing date that are not then registered on an effective registration statement.

 In April of 2020, the Company issued 50,000 shares of common stock for services. Upon grant date the value of the stock was valued at $36,200 based on the market price of $0.72 of the Company’s common stock.

In March of 2020, the Company issued 153,279 shares of common stock in accordance with a cashless exercise of warrants.

In 2019, 3,886,011 stock warrants were exercised for proceeds of $1,517,501.

In 2019, the Company issued 9,643,854 shares of common stock for proceeds of $15,372,380, net of $2,010,039 issuance costs, and 15,625 shares of common stock for marketing services valued at $16,876.

In September of 2019, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-4 reverse stock split on the issued and outstanding common shares. All relevant information relating to numbers of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented. The reverse split was effected on September 19, 2019.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 10: INCOME TAX

The reconciliation of income tax computed at the Federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Federal Taxes (credits) at statutory rates	$(1,548,000)	$(2,470,000)
State and local taxes, net of Federal benefit	(339,000)	(526,000)
Change in valuation allowance	1,887,000	2,996,000
	$-	$-

Components of deferred tax assets are as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Deferred Tax Assets;
Net Operating Loss Carryforwards	$5,280,000	$3,930,000
Stock Compensation	426,000	910,000
Total Deferred Tax Assets	5,706,000	4,840,000
Valuation Allowance	(5,070,000)	(4,300,000)

Total Deferred Tax Assets net of Valuation Allowance	$636,000	$540,000

Depreciation and Amortization	424,000	370,000
Prepaid Expense	212,000	170,000
Total Deferred Tax Liabilities	636,000	540,000

Net Deferred Tax Assets	$-	$-

The Company has approximately $19,074,600 net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax liability associated with timing differences related to depreciation and amortization includes $69,000 of liability resulting from tax depreciation deducted in excess of GAAP depreciation prior to the Company becoming taxed as a C-Corporation.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of Colorado.

The Company adopted the provisions of ASC 740. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company has no significant adjustments as a result of the implementation of ASC 740.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 11: CONCENTRATIONS

The Company had one customer in the year ended December 31, 2020 that accounted for 14% of sales. For the year ended December 31, 2019, one customer accounted for 25% of sales and another customer accounted for 14% of sales.

NOTE 12: RELATED PARTY

A law firm owned by the brother of Alexander M. Salgado, our Chief Executive Officer, rendered legal services to the Company during the years ended December 31, 2020 and December 31, 2019. The firm incurred expenses in aggregate of $123,900 and $157,500 for such services during 2020 and 2019, respectively.

The Company paid $5,714 of related party interest in 2019 attributable to a loan from a principal shareholder. The balance of the loan was $0 as of December 31,2019. There were no related party interest payments made in 2020.

The Company issued stock incentives to various directors and employees.

NOTE 13: CONTINGENCIES

On July 10, 2020, Carrick-Harvest, LLC d/b/a Veritas Fine Cannabis ("Carrick") filed an action against Veritas Farms in the U.S. District Court for the District of Colorado, alleging trademark infringement and unfair competition under the Lanham Act, cybersquatting under federal law, and common law unfair competition under Colorado law. Carrick alleges Veritas Farms violated these provisions through use of the alleged trademark VERITAS by providing "informational services" through its website. The action seeks an order that Carrick is the rightful owner of and has superior trademark rights in the marks and preventing Veritas Farms from registering their alleged infringing marks with the USPTO. On January 25, 2021, the Magistrate Judge issued a recommendation that Veritas Farms' motion to dismiss be Granted on all counts. Since then, both sides have filed responses to the Magistrate Judge's recommendation and awaiting a final ruling from the District Court Judge. Carrick recently reached out to Veritas Farms in hope of resolving this matter via a non-monetary co-existence arrangement, which Veritas Farms is entertaining pending the District Court Judge's final ruling. Based on the foregoing, it seems a favorable outcome is likely.

On January 22, 2021, EMC Outdoor, LLC filed an action against Veritas Farms in Broward County Circuit alleging breach of contract and claiming damages in the amount of $304,782.50. Veritas Farms was served on March 10, 2021 and its initial response to the allegation was due on March 31, 2021. We filed for an Extension of Time to Respond to Complaint on March 30, 2021. Plaintiff has not responded as of this time. At this time, the Company does not possess sufficient information to evaluate the likelihood of a favorable or unfavorable outcome or estimate a related prospective loss.

NOTE 14: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

On February 10, 2021, the Company terminated the lease on the distribution facility in Aurora, CO. Primarily as a result of the impact of the Covid-19 Pandemic, Veritas has entered into a Conditional Lease Termination Agreement with Majestic Commercenter Phase 9, a Delaware limited liability company (“Majestic”), in respect to the termination of its commercial lease in Aurora, Colorado (“Termination Agreement”). Pursuant to the terms of the Termination Agreement, Veritas made one payment of $125,000 on February 23, 2021. The final payment of $125,000 is due to Majestic on April 16, 2021, upon which both parties will be released from all further obligations to each other.

On February 11, 2021, the Company entered into a lease agreement for a 12,240 square foot product production and distribution facility in Pueblo, Colorado. The Pueblo, Colorado facility is leased from a non-affiliated party at a current monthly rental of $4,590. The monthly rental fee increases by 10% each year until the completion of the lease on February 28, 2024.

On February 22, 2021, the Company received a second loan in the amount of $803,994 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has a maturity date of five years.

On March 22, 2021, the Company under the 2019 Private Offering, sold 200,000 units for a total of $100,000 less offering fees of $13,105 resulting in net proceeds of $86,895

On April 8, 2021, the Company entered into secured convertible promissory note in the amount of $124,000. The note is due on May 10, 2021. The note bears an interest rate of 8% and is secured by the assets of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) have concluded that as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

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

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, Our President and Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

(b) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Documentation of our controls and the continued changes to assure segregation of duties are being performed. Our Chief Executive Officer and our Chief Financial Officer evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, our Chief Executive Officer and our Chief Financial Officer performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. We intend to take further steps to rectify these material weaknesses, subject to the availability of working capital to fund the costs thereof.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held

Alexander Salgado	54	Chief Executive Officer, Secretary and Director

Michael Pelletier	59	Chief Financial Officer

Dave Smith	66	Chief Operating Officer

Michael Krouskos	54	Chief Customer Officer

Rianna Meyer	51	Vice President of Operations

Bao T. Doan, M.D.	48	Director

Kellie Newton	61	Director

Marc J. Horowitz	56	Director

Thomas E. Vickers	57	Director

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

Michael Pelletier, who joined the Company as its Chief Financial Officer in April 2020, has over 35 years of experience in accounting and financial reporting, most recently as Chief Financial Officer of Inter-Continental Cigar Corp. (“ICCC”), a South Florida-based global cigar manufacturing and distribution firm, for over 20 years, from 1997 until joining the Company. His responsibilities at ICCC included inventory management, sales control, customer service, finance, annual audits, budgets, quarterly forecasts, state and federal licensing as well as assuring required compliance and filings. Prior to his long career in the cigar industry, Mr. Pelletier held other senior accounting and finance roles, including Assistant Controller of Gold Coast Media, a Miami-based direct marketing firm from 1995 to 1997, and Controller - Southeast of Hunter Douglas, Inc., a global leader in the window covering industry from 1990 to 1995. Earlier in his career, Mr. Pelletier spent more than 4 years with Pelletier & Veal CPA’s, an Atlanta-based public accounting firm where he performed write-up, tax, compilation and review work for small and medium size businesses in diverse industries. He holds a Bachelor of Business Administration (Accounting) degree from Florida Atlantic University.

Dave Smith joined the Company as its Chief Operating Officer in September 2019. In an almost 40-year career, Mr. Smith has held various executive management positions in marketing, sales, operations, and business development. Prior to joining Veritas Farms, he was President of Inter-Continental Cigar Corporation, distributor of Al Capone Cigarillos, the #1 premium cigarillo in the U.S., from 2011 to 2019.

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

Michael Krouskos joined Veritas Farms in 2018 and helped pioneer the company’s initial launch into brick and mortar retail. Under his guidance Veritas Farms has established retail presence in over 8,000 chain stores and was one of the early leaders in the hemp/CBD space. Mr. Krouskos’ team helped develop a strong national broker network and was instrumental in Veritas Farms’ participation in leading industry events. In his previous career efforts, Mr. Krouskos was involved with several blue-chip Consumer Packaged Goods (CPG) brands such as Tropicana, Seagram’s, Crayola and other leading companies. He also created a boutique consulting firm that worked with small to mid-size CPG companies across a variety of services.

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

Kellie Newton joined the Company’s board of directors on April 8, 2019. Ms. Newton has over thirty (30) years of experience in the practice of corporate law, representing companies in a variety of matters including commercial transactions and corporate governance. Since December 2017, she has been a partner at Whiteford, Taylor & Preston in Washington, D.C. and prior thereto, she was a partner at Dentons and its predecessor firm, McKenna Long & Aldridge in Washington, D.C. from March 1993 to December 2017. Ms. Newton also is experienced as in-house counsel, having served as Corporate Counsel at ChemLawn Services Corporation, one of the largest corporations engaged in providing landscaping and indoor pest elimination services in the United States and Canada from 1990 to 1993 and as Senior Attorney at Warner Cable Communications, Inc. from 1985 to 1990. Ms. Newton holds a B.A. degree in history and political science from Dickinson College and a J.D. degree from Capital University Law School. We believe that Ms. Newton’s extensive experience in corporate law, particularly in the area of corporate governance, makes her a valuable member of our board of directors.

Marc J. Horowitz joined the Company’s board of directors on November 1, 2019. Mr. Horowitz has been a certified public accountant for over twenty-five (25) years. Since 2016, he has been Chief Financial Officer of Steven Feller P.E., private equity owned engineering design services firm based in Fort Lauderdale, Florida. From 2013 to 2016, Mr. Horowitz provided financial and other consulting service on a contract/short-term basis to a number of companies, including All Care Consultants, a physician practice management firm, where he was Chief Financial Officer, U.S. Gas & Electric, an energy supplier, Resorts World Bimini, a subsidiary of Genting Group, a worldwide resort operator and Flanigan’s Enterprises, a publicly held owner and operator of a chain of restaurants and package liquor stores in Florida, where he was Director of Accounting. From 2008 to 2013, Mr. Horowitz was Chief Financial Officer/Vice President-Finance of Apilfi, a private equity owned technology provider of life and annuity order management solutions for the financial services and insurance industries, based in Fort Lauderdale, Florida. Mr. Horowitz began his career at the accounting firms of Grant Thornton and Ernst & Young. He holds a Bachelor of Business Administration degree from Florida Atlantic University and a Master of Accounting degree from Nova Southeastern University. We believe that given his extensive financial and accounting experience, Mr. Horowitz is a valuable addition to the Veritas Farms board of directors.

Thomas E. Vickers joined the board on October 1, 2020. Mr. Vickers is a highly accomplished corporate finance and operations executive with 35 years of business experience. Mr. Vickers currently serves as the President and Founder of Stack Financial, Inc., which provides family office, CFO on demand, finance, and accounting services to various long-term and short-term contracts. Mr. Vickers has previously held senior executive financial and operational positions such as Chief Financial Officer and SVP of Human Resources at OmniComm Systems, Inc; Vice President of Finance of OmniComm Systems, Inc; Vice President of Operations at S & J; Vice President, Financial Operations at Precision Response Corporation; and Director of Servicing Operations and Controller of Ocwen Financial Corporation.

Mr. Vickers received both a B.B.A. in Finance and a B.B.A. in Accounting from Florida Atlantic University and earned his M.B.A. in Finance from the University of Miami. Additionally, Mr. Vickers received his Master of Taxation (M.T.X.) degree from Florida Atlantic University and is a Chartered Financial Analyst Charterholder. Given his significant financial and operational experience at public companies, we believe that Mr. Vickers is a valuable member of our board of directors.

Robert C. Schweitzer, who had joined the Company’s board of directors in July 2020, passed away in March 2021.

Family Relationships

There are no familial relationships among our officers and directors.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Director Independence

The Company’s board of directors has determined that each of our four non-employee directors, Dr. Bao Tran Doan, Kellie Newton, Marc J. Horowitz and Thomas E. Vickers is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market and the New York Stock Exchange. Moreover, our board of directors has determined that Mr. Horowitz and Mr. Vickers qualify as an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market and the New York Stock Exchange, based on their extensive financial and accounting experience.

Board Committees

General

As our board of directors is now comprised of a majority of “independent” directors and Mr. Horowitz and Mr. Vickers qualify as “audit committee financial experts,” the Veritas Farms board of directors has established three standing committees, an audit committee, a compensation committee and a nominating and corporate governance committee.

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

The audit committee consists of Mr. Vickers (chairperson) and Mr. Horowitz.

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

The compensation committee consists of Dr. Doan and Mr. Horowitz.

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

The nominating and corporate governance committee consists of Ms. Newton (chairperson), and Mr. Horowitz

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

Item 11. Executive Compensation.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each of our executive officers for the years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards (#)	Option Awards (#)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander M. Salgado,	2020	211,635	0	0	0	0	0	0	0	211,635
Chief Executive Officer	2019	250,000	170,000	0	500,000	489,717	0	0	0	909,717

Erduis Sanabria,	2020	211,635	0	0	0	0	0	0	0	211,635
Executive Vice President Officer(3)	2019	250,000	168,500	0	500,000	489,717	0	0	0	908,717

Dave Smith,	2020	181,898	0	0			0	0	0	181,898
Chief Operating Officer	2019	225,000	95,000	0	187,500	183,644	0	0	0	503,644

Michael Pelletier,	2020	153,000	0	0	0		0	0	0	153,000
Chief Financial Officer	2019	127,000	0	0	25,000	62,202	0	0	0	189,202

(1)	2020 executive salaries were reduced starting April 2020 in response to the Covid-19 Pandemic.

(2)	Represents options granted under our 2017 Incentive Stock Plan.

(3)	Mr. Sanabria stepped down as an officer and director of the Company effective September 2020.

Employment Agreements

The Company is party to an employment agreement with Mr. Salgado for a three-year rolling term providing for, a base annual salary of $250,000, which has been temporarily reduced due to the COVID-19 pandemic to $200,000. The employment agreement also contains confidentiality, non-competition and change in control provisions.

The Company is party to an employment agreement expiring in September 2021, with Dave Smith, the Company’s Chief Operating Officer. The employment agreement provides for a base salary of $225,000, which has been temporarily reduced due to the COVID-19 pandemic to $180,000, and, the ability to be granted an annual bonus of up to $125,000 based on performance criteria set by the board of directors. The employment agreement also contains confidentiality, non-competition and change in control provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each of our executive officers outstanding as of December 31, 2020, the end of our last completed fiscal year.

	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised	Weighted Average Option Exercise	Option Expiration
Grantee	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Alexander Salgado	1,250,000	0	0	1.03	Various
Michael Pelletier	8,334	16,666	16,666	2.58	3/23/2029
Rianna Meyer	175,001	49,999	49,999	0.72	Various
Dave Smith	375,000	0	0	1.21	Various

Compensation of Directors Table

The following table summarizes all compensation paid to our directors for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Option/Equity Awards (#)(1)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bao T. Doan	0	0	0	0	0

Kellie Newton	0	0	0	0	0

Marc J. Horowitz	0	0	0	0	0

Thomas Vickers(2)	0	50,000	0	0	0

(1)	The above represent options to purchase shares of common stock granted under our 2017. Incentive Stock Plan.

(2)	The award of 50,000 shares is to be vested in 4 tranches every 90 days beginning on the date of grant. As of the date of this report 25,000 shares are vested.

Our non-employee directors are compensated with options to purchase common stock or restricted awards of common stock as determined by the compensation committee or the board. Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.

2017 Incentive Stock Plan

Our 2017 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the 2017 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2017 Incentive Stock Plan is administered by the compensation committee, or alternatively by the board of directors. The number of shares so reserved automatically adjusts upward on January 1 of each year, commencing January 1, 2029, so that the number of shares covered by the 2017 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock as of that measurement date. As of December 31, 2020, 6,213,255 shares have been reserved for issuance and the Company has granted options to purchase 4,193,751 shares under the 2017 Incentive Stock Plan. Such options are exercisable at prices ranging from of $0.27 to $3.44 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this report, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group. Unless otherwise stated, the address of the persons set forth in the table is c/o Veritas Farms, Inc., 1512 E. Broward Blvd, Suite 300, Fort Lauderdale, FL 33301.

Names and addresses of beneficial owners	Number of shares of common stock (1)	Percentage of class

Directors and executive officers:
Alexander M. Salgado (2)	6,996,310	15.1%

Michael Pelletier	16,667	*

Dave Smith	375,000	*

Michael Krouskos	8,334	*

Rianna Meyer	175,001	*

Bao T. Doan, M.D.	259,375	*

Kellie Newton	25,000	*

Thomas E. Vickers	25,000	*

All directors and executive officers as a group(1)(2)	7,880,687	17.1%

Other 5% or greater shareholders:

George Attlee Boden 198 Magellan Quay Grand Cayman Cayman Islands KY1-1108	2,443,750	5.3%

William R. Maines 15 Meadowood Lane Binghamton, NY 13901	3,125,000	6.8%

Cornelis F. Wit Revocable Living Trust(3) 2101 W. Commercial Blvd, Suite 3500 Fort Lauderdale, FL 33309	8,112,500	15.4%

*	Less than 1%.

(1)	Includes shares issuable upon the exercise of options within sixty (60) days of the date of this report.

(2)	Includes (a) 1,420,089 shares owned of record by Mr. Salgado; (b) 1,250,000 shares underlying presently exercisable options held by Mr. Salgado; and (c) 4,326,221 shares held by other shareholders who were former Members of 271, which Mr. Salgado has the right to vote (but not dispose of) pursuant to a five-year voting agreement entered into among Mr. Salgado and such other shareholders at Closing of the Acquisition on September 37, 2017 (the “Voting Agreement”). In December 2020, the Voting Agreement was amended to remove Mr. Sanabria’s voting power with respect to the subject shares. The 1,420,089 shares owned of record by Mr. Salgado collateralize a loan made in September 2019 by Cornelis F Wit, currently a principal shareholder of the Company, to Mr. Salgado, which loan becomes due in September 2021.

(3)	Includes (a) 7,050,000 shares held by the Cornelis F. Wit Revocable Living Trust, Mr. Wit is the trustee,(b) 1,000,000 shares issuable upon the exercise of warrants within 60 days of this report and (c) 62,500 shares held by Ananda Cifre, his spouse.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	4,193,751	(1)	$1.11	2,019,504	(1)
Equity compensation plans not approved by security holders	0 shares		N/A	0 shares
Total	4,193,751	(1)	$1.11	2,019,504	(1)

(1)	Represents shares of common stock underlying options granted or reserved for issuance under our 2017 Incentive Stock Plan as of December 31,2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Voting Agreement

Shareholders holding 5,746,310 shares of our common stock, who were former members of 271, including Messrs. Salgado and Erduis Sanabria, a former director and executive officer, are parties to a Voting Agreement originally entered into in September 2017, pursuant to which Messrs. Salgado and Sanabria had the right to vote (but not dispose of) such shares until September 2022. In December 2017, the Voting Agreement was amended to remove Mr. Sanabria’s voting power with respect to the subject shares.

Loans

Prior to completion of the 2018 Private Offering, a primary source of capital to develop and implement our business plan came from the proceeds of loans made by members of 271 Lake Davis prior to its September 2017 acquisition by the Company (none of which lenders was an officer, director, or principal shareholder of the Company) and loans made during 2017 and 2018 by Erduis Sanabria, our Executive Vice President and a director. The loans accrued interest at rates between 2% and 3% per annum. As of December 31.2018, the principal balance of the loans to the members of 271 Lake Davis and Mr. Sanabria were reduced to $40,985 and $221,939, respectively and the principal balance of these loans together with accrued interest were repaid in full by December 31, 2019.

Legal Services

A law firm owned by the brother of Alexander M. Salgado, our Chief Executive Officer, rendered legal services to the Company during the years ended December 31, 2020 and December 31, 2019. The firm was paid an aggregate of $123,900 and $157,500 for such services during 2020 and 2019, respectively.

Review, Approval and Ratification of Related Party Transactions

Any related party transactions are subject to prior review and approval by a majority of our “independent” directors, or an appropriate committee of our board of directors consisting solely of “independent” directors.

Item 14. Principal Accounting Fees and Services.

Prager Metis CPAs LLC (“Prager”) has been our independent registered public accounting firm since 2019.

Audit Fees

Aggregate audit fees billed by Prager for the years ended December 31, 2020 and December 31, 2019, were $60,150 and $55,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by Prager for the years ended December 31, 2020 and December 31, 2019.

Tax Fees

There were no tax fees billed by Prager for the years ended December 31, 2020 and December 31, 2019.

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(2)

10.1	Securities Exchange Agreement(3)

10.2	Employment Agreement with Alexander M. Salgado(3)*

10.3	Employment Agreement with Erduis Sanabria(3)*

10.4	2017 Stock Incentive Plan(3)*

10.5	Voting Agreement(3)*

10.6	Code of Ethics(4)

10.7	Employment Agreement with Dave Smith(5)*

10.8	Form of Non-Employee Director Appointment Letter with attached Form of Non-Employee Director Indemnification Agreement(6)

21.1	Subsidiaries of Registrant(7)

23.1	Consent of Prager Metis CPAs LLC(8)

31.1	Section 302 Chief Executive Officer Certification(8)

31.2	Section 302 Chief Financial Officer Certification(8)

32.1	Section 906 Chief Executive Officer Certification(8)

32.2	Section 906 Chief Financial Officer Certification(8)

101.INS	XBRL Instance Document(8)
101.SCH	XBRL Taxonomy Extension Schema Document(8)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(8)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(8)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(8)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(8)

(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated November 13, 2017 and incorporated herein by reference, except for two amendments thereto, the first of which was filed as an exhibit to the registrant’s Current Report on Form 8-K dated February 5, 2019, the second of which was filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 19, 2019 and both of which are incorporated herein by reference.

(2)	Filed as an exhibit the registrant’s Registration Statement on Form S-1 (File No. 333-210190) and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated October 2, 2017 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated October 22, 2018 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated April 9, 2019 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated October 31, 2018 and incorporated herein by reference.

(8)	Filed herewith.

*	Management compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITAS FARMS, INC.

Dated: April 19, 2021	By:	/s/ Alexander M. Salgado
Alexander M. Salgado, Chief Executive Officer (Principal Executive Officer)

Dated: April 19, 2021	By:	/s/ Michael Pelletier
Michael Pelletier, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alexander M. Salgado	Chief Executive Officer and Director	April 19, 2021
Alexander M. Salgado	(Principal Executive Officer)

/s/ Michael Pelletier	Chief Financial Officer	April 19, 2021
Michael Pelletier	(Principal Financial and Accounting Officer)

/s/ Bao T. Doan	Director	April 19, 2021
Bao T. Doan, M.D.

/s/ Kellie Newton	Director	April 19, 2021
Kellie Newton

/s/ Mark J. Horowitz	Director	April 19, 2021
Mark J. Horowitz

/s/ Thomas E. Vickers	Director	April 19, 2021
Thomas E. Vickers