Form 10-Q
period 2021-03-31
Veritas Farms, Inc.
filed 2021-05-24
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-235300

Veritas Farms, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1254190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1512 E. Broward Blvd., Suite 300, Fort Lauderdale, FL 33301

(Address of principal executive offices, including zip code)

(833) 691-4367

(Registrant’s telephone number, including area code)

No Changes

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 14, 2021 was 46,184,977 shares.

VERITAS FARMS, INC

Quarterly Report on Form 10-Q for the three month period ended March 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

Veritas Farms, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
		(Audited)
ASSETS
CURRENT ASSETS
Cash	$91,980	$107,693
Inventories	5,788,338	5,891,983
Accounts Receivable	530,468	386,379
Prepaid Expenses	256,132	270,557
Total Current Assets	6,666,918	6,656,612

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation of $1,612,153 and $1,483,736 respectively	4,365,953	4,494,370

Intellectual Property	55,000	55,000
Right of Use Assets, net of accumulated amortization	200,080	930,826
Deposits	80,393	271,213

TOTAL ASSETS	$11,368,344	$12,408,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,081,790	$2,020,605
Accrued Expenses	295,241	414,777
Accrued Interest, non related parties	21,556	13,677
Convertible Notes Payable, net of discount of $-0- and $23,750 respectively	200,000	176,250
Deferred Revenue	17,157	16,256
Operating Lease Liability, current portion	86,253	240,324
PPP Loan, current portion	1,607,988	803,994
Long Term Debt, current portion	67,996	66,080
Total Current Liabilities	4,377,981	3,751,963

LONG-TERM LIABILITIES
Long-term Debt, net of current portion	259,611	278,527
Operating Lease Liability, net of current portion	97,737	730,164
Total Liabilities	4,735,329	4,760,654

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 46,184,977 and 45,784,977 shares issued and outstanding at March 31, 2021 and December 31, 2020 respectively	46,185	45,785
Additional Paid in Capital	34,408,635	34,268,729
Accumulated Deficit	(27,821,806)	(26,667,147)
Total Stockholders’ Equity	6,633,015	7,647,367

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,368,344	$12,408,021

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31	Three Months Ended March 31
	2021	2020
Sales	$888,261	$1,154,311

Cost of Sales	601,428	676,698
Gross profit	286,833	477,613

Operating Expenses
Selling, General and Administrative	1,166,946	2,795,818
Total Operating Expenses	1,166,946	2,795,818
Operating Loss	(880,113)	(2,318,205)

Other Expenses
Loss on Lease Termination	244,840	-
Interest Expense – Related Party	-	1,644
Interest Expense – Non Related Party	29,706	5,420
Total Other Expenses	274,546	7,064
Loss before Provision for Income Taxes	(1,154,659)	(2,325,269)
Income Tax Provision	-	-
Net Loss	(1,154,659)	(2,325,269)

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.06)
Weighted Average Shares Outstanding, Basic and Diluted	45,836,802	41,549,431

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	45,784,977	$45,785	$34,268,729	$(26,667,147)	$7,647,367

Issuance of Common Stock for Cash	400,000	400	86,495	-	86,895

Stock-based Compensation	-	-	53,412	-	53,412

Net Loss	-	-	-	(1,154,659)	(1,154,659)

Balance, March 31, 2021	46,184,977	46,185	34,408,636	(27,821,806)	6,633,015

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	41,421,698	$41,422	$31,228,397	$(19,074,608)	$12,195,212

Stock-based Compensation	-	-	472,726	-	472,726

Warrants Exercised	153,279	153	(153)	-	-

Net Loss	-	-	-	(2,325,269)	(2,325,269)

Balance, March 31, 2020	45,784,977	$41,575	$31,700,970	$(21,399,877)	$10,342,669

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	3 Months Ended March 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,154,659)	$(2,325,269)
Adjustments to Reconcile Net Loss to Net Cash Used Operating Activities
Depreciation	128,417	128,658
Stock-based Compensation	53,412	472,726
Changes in Operating Assets and Liabilities
Inventories	103,646	(62,138)
Prepaid Expenses	14,425	289,384
Accounts Receivable	(143,186)	40,949
Deposits	190,820	10,983
Deferred Revenue	-	15,559
Accrued Interest, non related parties	7,879	-
Net change in Operating Lease Assets and Liabilities	(55,753)	(20,122)
Accrued Expenses	(119,535)	56,461
Accounts Payable	61,184	309,238
NET CASH USED IN OPERATING ACTIVITIES	(913,352)	(1,046,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(77,423)
NET CASH USED IN INVESTING ACTIVITIES	-	(77,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Long-term Debt	(16,999)	(16,999)
Notes Payable	-	201,644
Proceeds from Note Payable	827,744	-
Proceeds from Issuance of Common Stock	86,895	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	897,640	184,645

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(15,712)	(939,000)
CASH AND CASH EQUIVALENTS - Beginning of Period	107,693	1,076,543
CASH AND CASH EQUIVALENTS - End of Period	$91,980	$137,543

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$3,675
Non-Cash Transactions
Operating Lease Right of Use Asset Obtained in Exchange for Lease Obligations	$160,476	$1,049,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Veritas Farms, Inc. (formerly known as SanSal Wellness Holdings, Inc.) (the “Company” or “Veritas FarmsTM”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.,” and on January 30, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State changing the name from SanSal Wellness Holdings, Inc. to Veritas Farms, Inc. The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp on its 135 acre farm pursuant to Federal law.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and March 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three months ending March 31, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2020, filed with the SEC on April 20, 2021.

Principles of Consolidation

The accompanying condensed consolidated financial statements reflect the accounts of Veritas Farms, Inc. and the company’s wholly owned subsidiary 271 Lake Davis Holdings, LLC, a Delaware limited liability company (“271 Lake Davis”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from these estimates.

Fair Value Measurement

The Company has adopted the provisions of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, cash and cash equivalents may be in excess of FDIC insurance limits. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under Accounting Standards Update (“ASU”) 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at March 31, 2021 and December 31, 2020.

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

The Company accounts for stock-based compensation to other than employees in the same manner in which it accounts for stock-based compensation for employees.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In accordance with ASC Topic 740 management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at March 31, 2021 and December 31, 2020.

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

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary for an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended March 31, 2021, the Company had an accumulated deficit of $27,821,806, and a net loss of $1,154,659. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

In December 2019, a novel strain of coronavirus (COVID-19) emerged. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

MANAGEMENT PLANS

To become market leaders in the market, the Company will use three primary methods to market its products including: web-based marketing, traditional marketing, and medical marketing.

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

NOTE 3: INVENTORIES

Inventory consists of:

	March 31,	December 31,
	2021	2020
Inventory
Work In Progress	$4,174,062	$4,202,811
Finished Goods	1,154,403	1,232,944
Other	459,873	456,228
Inventory	$5,788,338	$5,891,983

NOTE 4: PROPERTY AND EQUIPMENT

	Estimated	March 31,	December 31,
	Life	2021	2020
PROPERTY AND EQUIPMENT
Land and Land Improvements	-	$398,126	$398,126
Building and Improvements	39	1,553,722	1,553,722
Greenhouse	39	965,388	965,388
Fencing and Irrigation	15	203,793	203,793
Machinery and Equipment	7	2,480,474	2,480,474
Furniture and Fixtures	7	236,344	236,344
Computer Equipment	5	20,053	20,053
Vehicles	5	120,206	120,206
		$5,978,106	$5,978,106
Less Accumulated Depreciation		(1,612,153)	(1,483,736)
Property and Equipment		$4,365,953	$4,494,370

Total depreciation expense was $128,942 and $101,174 for the three month periods ending March 31, 2021 and March 31, 2020, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5: LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2021	2020

Notes Payable which require monthly payments of $3,058, $555, and $1,415, including interest at 5.16% per annum until December 1, 2022, May 1, 2023, and August 1, 2024, when the balances are due in full. The notes are secured by specific assets of the Company.	$135,777	$118,627

Note Payable which requires monthly payments of $639, including interest at 3.4% per annum until April 1, 2025, when the balance is due in full. The note is secured by specific assets of the Company.	31,930	66,080

In May 2020, the Company received a loan in the amount of $803,994 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA. (A)	803,994	803,994

In September 2020, the Company received a loan in the amount of $159,900 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”). The loan accrues interest at the rate of 3.75% and has an original maturity date of 30 years. (B)	159,900	159,900

In February 2021, the Company received a loan in the amount of $803,994 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of five years. (C)	803,994	-
	1,935,595	1,148,601
Less Current Portion	(1,675,984)	(870,074)
Long-Term Debt - net of current portion	$259,611	$278,527

Future principal payments for the next 5 years are as follows for the years ended December 31:

March 31, 2021
2021	$25,499
2022	67,996
2023	874,747
2024	836,807
2025	24,494
Thereafter	106,052
$1,935,595

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company utilized the proceeds of the PPP loan in a manner which should enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $803,994 as of March 31, 2021 and has been classified as a short-term liability in notes payable.

(B) In September 2020, the Company received a loan in the amount of $159,900 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”). The loan accrues interest at the rate of 3.75% and has an original maturity date of 30 years.

Up to $10,000 of the EIDL can be forgiven as long as such funds were utilized to provide working capital. The residual amount of the loan is payable under the above terms. The first payment due is deferred two years. The entirety of the loan as of March 31, 2021 has been classified as a long-term liability in notes payable.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(C) In February 2021, the Company received a loan in the amount of $803,994 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of five years. The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP loan in a manner which should enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $803,994 as of March 31, 2021 and has been classified as a short-term liability in notes payable.

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

Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. The Company determined that there was a beneficial conversion feature of $95,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $0 as of March 31, 2021 and $23,750 as of December 31, 2020 on the accompanying balance sheet with amortization to interest expense of $23,750 for the period ended March 31, 2021. As of March 31, 2021, $21,556 of interest has been accrued. As of March 31, 2021, the Company is in default on the Convertible Note which was due on March 6, 2021. See Note 12: Subsequent Events,

NOTE 7: STOCK-BASED COMPENSATION

The Company approved its 2017 Stock Incentive Plan on September 27, 2017 (the “Incentive Plan”) which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 6,927,747 shares. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined at the time of grant by the Board of Directors or any of the Committees appointed under the Incentive Plan.

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

Stock based compensation expense was as follows in the three month periods ended March 31, 2021 and March 31, 2020:

	Three months Ended March 31:
	2021	2020
Total Stock-based Compensation Expense	$53,412	$472,726

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock option activity was as follows in the period ended March 31, 2021:

	Stock Options	Weighted-Average Exercise	Weighted-Average Remaining
Outstanding at December 31, 2020	4,193,751
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(18,750)	$1.51	-
Outstanding at March 31, 2021	4,175,001	$1.14	8.16

Vested at March 31, 2021	3,903,343	$1.14	7.99
Exercisable at March 31, 2021	3,903,343	$1.14	7.99

Valuation Assumptions
Risk-free interest rate	0.36% – 1.79%
Expected dividend yield	0%
Expected stock price volatility	213% to 227%
Expected life of stock options (in years)	10

Stock option activity was as follows in the period ended March 31, 2020:

	Stock Options	Weighted-Average Exercise	Weighted-Average Remaining
Outstanding at December 31, 2019	4,318,750	$1.14	8.91
Granted	-	$-	-
Exercised	-	-	-
Forfeited/Cancelled	-	$-	-
Outstanding at March 31, 2020	4,318,750	1.14	8.66

Vested at March 31, 2020	3,154,407	$1.14	8.48
Exercisable at March 31, 2020	3,154,407	$1.14	8.48

Valuation Assumptions
Risk-free interest rate	2.14% – 2.94%
Expected dividend yield	0%
Expected stock price volatility	105% to 108%
Expected life of stock options (in years)	10

NOTE 8: LEASES

The Company recognized the following related to leases in its Balance Sheet:

	March 31,	December 31,
	2021	2020
	unaudited
Right of Use Lease Liabilities
Current Portion	$86,253	$240,324
Long-term Portion	97,737	730,164
	$183,990	$970,488

On June 22, 2018, the Company entered into a sublease agreement with EDSA Inc. for the lease of the Company’s principal executive offices in Fort Lauderdale, Florida. The lease went into effect as of July 1, 2018 with a term of three years expiring August 31, 2021. The lease contains annual escalators and charges Florida sales tax. Total amortization expense related to the lease was $20,152 and $20,152 for the three month period ending March 31, 2021 and March 31, 2020, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On December 2, 2019, the Company entered into a 61 month lease with Majestic Commercenter Phase 9, LLC. (Majestic”), for warehousing, distribution and related administration office in Aurora, Colorado. The lease allows for an abated first month of rent. The lease contains annual escalators in addition to other periodic payments pertaining to taxes, utilities, insurance and common area costs. Total amortization expense related to the lease was $0 and $9,286 for the three month periods ending March 31, 2021 and March 31, 2020, respectively.

On February 10, 2021, the Company entered into a conditional lease termination agreement with Majestic pursuant to which the Company terminated the lease with Majestic (“Termination Agreement”). Pursuant to the terms of the Termination Agreement, Veritas Farms made one payment of $125,000 on February 23, 2021. The final amount of $125,000 was paid to Majestic by April 30, 2021, upon which both parties were released from all further obligations to each other. The net expense on the termination of the lease was $244,840. The extra-ordinatry expense was reported as Other Expenses, Loss on Lease Termination - Aurora.

On February 11, 2021, the Company entered into a 3 year lease with Cheyenne Avenue Holdings, LLC for warehouse and distribution facilities. The lease contains annual escalators. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The Right of Use Asset value was $160,476 and the Liability was $160,476. The Lease Liability will be expensed each month, on a straight-line basis, over the life of the lease. Total amortization expense related to the lease was $4,711 and $0 for the three month periods ending March 31, 2021 and March 31, 2020 respectively.

As of March 31, 2021, and December 31, 2020, operating leases have no minimum rental commitments.

NOTE 9: COMMON STOCK

In September 2019, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (which may be increased by the Company up to 12,000,000 Units) at a price of $0.50 per Unit. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. As of March 31, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The Company also entered into a registration rights agreement with the investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement.

In March of 2020, the Company issued 153,279 shares of common stock in accordance with a cashless exercise of warrants.

NOTE 10: CONCENTRATIONS

The Company had no single customer in the three months ended March 31, 2021 that accounted for more than 10% of sales. For the three months ended March 31, 2020, one customer accounted for 14% of sales.

The Company had two customers at March 31, 2021 accounting for 47% and 23% of accounts receivable. At December 31, 2020, the Company had two customers accounting for 43% and 17% of accounts receivable.

NOTE 11: RELATED PARTY

A law firm owned by the brother of Alexander M. Salgado, our Chief Executive Officer, rendered legal services to the Company. The firm incurred expenses in aggregate of $13,825 and $57,500 for such services during the three month periods ended March 31, 2021 and March 31, 2020, respectively.

The Company issued stock incentives to various directors and employees.

NOTE 12: SUBSEQUENT EVENTS

On May 11, 2021 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with The Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is trustee (the “Purchaser”), an existing shareholder, pursuant to which the Company contemporaneously sold to the Purchaser an aggregate of (a) 2,000,000 shares of its Series A Convertible Preferred Stock (the “Series A Preferred Shares”); and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Shares,” and together with the Series A Preferred Shares, collectively, the “Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the Purchaser to the Company during April 2021); and (ii) the surrender by the purchaser to the Company of 2,000,000 units (the “Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Purchaser and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Preferred Shares as set forth below, the Purchaser now holds approximately 88% of the voting power of the Company and accordingly, a “Change in Control” has occurred.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Series A Preferred Shares have a stated value of $1.00 per share. Each Series A Preferred Share is convertible into Common Stock at the option of the holder thereof at a conversion rate of $0.05 per share of Common Stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of Common Stock or securities exercisable for, convertible into or exchangeable for Common Stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series A Preferred Shares rank (a) junior to the Company’s Series B Shares; and (b) senior to (i) the Company’s common stock, par value $0.001 per share (the “Common Stock”) and any other class or series of stock (including other series of Preferred Stock) of the Company (collectively, “Junior Stock”). From and after the date of the issuance of Series A Preferred Shares, dividends at the rate per annum of 8%, compounded annually, accrue daily on the Stated Value (the “Accruing Dividends”). Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) Common Stock payable in shares of Common Stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series A Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Accruing Dividends then accrued on such Series A Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, that dividend per Series A Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Common Stock; and (B) the number of shares of Common Stock issuable upon conversion of a Series A Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per Series A Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the Stated Value of the Series A Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series A Preferred Share.

The Series B Preferred Shares have a stated value of $1.00 per share. Each Series A Preferred Share is convertible into Common Stock at the option of the holder thereof at a conversion rate of $0.20 per share of Common Stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of Common Stock or securities exercisable for, convertible into or exchangeable for Common Stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series B Preferred Shares rank senior to the (a) Series A Preferred Shares; (b) the Company’s Common Stock and any other class or series of Junior Stock. From and after the date of the issuance of Series B Preferred Shares, dividends at the rate per annum of 8%, compounded annually, accrue daily on the Stated Value (the “Accruing Dividends”). Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) Common Stock payable in shares of Common Stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series B Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Accruing Dividends then accrued on such Series B Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, that dividend per Series B Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Common Stock; and (B) the number of shares of Common Stock issuable upon conversion of a Series B Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per Series B Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the Stated Value of the Series B Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series B Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series B Preferred Share.

Pursuant to the SPA, the Purchaser and the Company agreed to fix the number of members of the board of directors of the Company at five (5), three of whom shall be designated by the Purchaser and two of whom shall be “independent” and acceptable to the Purchaser. In addition, the Purchaser has been accorded certain registration rights under the Securities Act of 1933, as amended, with respect to the shares of Common Stock issuable upon conversion of the Preferred Shares and ongoing financial and other information rights with respect to the Company.

On May 14, 2021, the single investor signed a six-month extension to the $200,000 Convertible Note. The note will become due in September 2021.

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

Business Overview

Veritas Farms is a vertically-integrated agribusiness focused on growing, producing, marketing, and distributing superior quality, whole plant, full spectrum hemp oils and extracts containing naturally occurring phytocannabinoids. Veritas Farms owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants containing naturally occurring phytocannabinoids which can potentially yield a minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000 sq. ft. onsite facility used for processing raw hemp, oil extraction, formulation laboratories, and quality/purity testing. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program.

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

Veritas Farms has developed a wide variety of formulated phytocannabinoid-rich hemp products containing naturally occurring phytocannabinoids which are marketed and distributed by the Company under its Veritas Farms brand name. Our products are also available in bulk, white label and private label custom formulations for distributors and retailers. These types of products are in high demand by health food markets, wellness centers, physicians and other healthcare practitioners.

Veritas Farms products (70+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, cream and oral syringes. All product applications come in various flavors and strength formulations, in addition to bulk volume sales. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms website, www.theVeritasFarms.com, as well as through numerous other online retailers and “brick and mortar” retail outlets.

The branding of the Company’s line of hemp oil and extract product has enabled market penetration during 2020 and 2021 into large retail chains vastly increasing brand exposure and awareness. The initial rollouts have been successful in creating distribution opportunities into thousands of new retail outlets across the country (over 8,000 retail outlets as of the date of this report). The shift from smaller order fulfilment to larger “big box store” orders creates an economy of scale and also offers the opportunity for the Company to achieve increased profitability.

As of the date of this report the Company has secured distribution into the following chain stores:

CVS	Rite Aid	Kinney Drugs	Niemann Supermarkets
Bashas	Giant Eagle	Tops	Harris Teeter
Bi Mart	Smiths	Fred Meyer	QFC
King Soopers	Winn Dixie	Bi-Lo	Mariano’s
Fruth	Weis	Bartel Drugs	Bed Bath & Beyond
Kroger	Save Mart	Publix	Southern Wine

Recent Developments

Securities Purchase Agreement

On May 11, 2021 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with The Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is trustee (the “Purchaser”), an existing shareholder, pursuant to which the Company contemporaneously sold to the Purchaser an aggregate of (a) 2,000,000 shares of its Series A Convertible Preferred Stock (the “Series A Preferred Shares”); and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Shares,” and together with the Series A Preferred Shares, collectively, the “Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the Purchaser to the Company during April 2021); and (ii) the surrender of 2,000,000 units (the “Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Purchaser and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Preferred Shares as set forth below, the Purchaser now holds approximately 88% of the voting power of the Company and accordingly, a “Change in Control” has occurred.

Pursuant to the SPA, the Purchaser and the Company agreed to fix the number of members of the board of directors of the Company at five (5), three of whom shall be designated by the Purchaser and two of whom shall be “independent” and acceptable to the Purchaser. In addition, the Purchaser has been accorded certain registration rights under the Securities Act of 1933, as amended, with respect to the shares of Common Stock issuable upon conversion of the Preferred Shares and ongoing financial and other information rights with respect to the Company.

Management Changes

In connection with the consummation of the issuance and sale of the Preferred Shares to the Purchaser pursuant to the SPA, on the Effective Date, Alexander M. Salgado stepped down as the Company’s Chief Executive Officer and a director and Dr. Bao T. Doan and Marc J. Horowitz resigned as directors of the Company. In addition, Michael Pelletier stepped down as an employee of the Company, but agreed to continue to serve as the Company’s Chief Financial Officer for an interim period in order to transition to his successor.

Contemporaneously therewith, Stephen E. Johnson, Kuno D. van der Post and Craig J. Fabel were elected and appointed as the Purchaser’s designees on the board of directors. In addition, Mr. Johnson was appointed as Chief Executive Officer and President of the Company, and Ramon Pino, was appointed as Executive Vice President of Finance, Treasurer and Secretary of the Company.

Corporate Information

The Company was incorporated in the state of Nevada on March 15, 2011 under the name Armeau Brands Inc. and changed its name to SanSal Wellness Holdings, Inc. on October 13, 2017. On January 30, 2019, the Company changed its name from SanSal Wellness Holdings, Inc. to Veritas Farms, Inc.

Our executive offices are located at 1512 E. Broward Boulevard, Suite 300, Fort Lauderdale, FL 33301 and our telephone number is (833)691-4367. Our corporate websites are www.theveritasfarms.com and www.sansalwellness.com. Information appearing on our websites is not part of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenues. We had net sales for the three months ended March 31, 2021 of $888,261, as compared to $1,154,311 for the three months ended March 31, 2020. The COVID-19 outbreak had an adverse effect on “brick and mortar” sales of our products and the timing of orders from a number of our retail customers. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and oral syringes, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded its product lines to include beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales for the three months ended March 31, 2021 decreased to $601,428 from $676,698 for the three months ended March 31, 2020. The Company has transitioned from smaller orders to more “Big Box” retail and e-commerce orders.

Gross Profit. We had gross profit of $286,833 for the three months ended March 31, 2021, as compared to gross profit of $477,613 for the three months ended March 31, 2020. The decrease in gross profit can be directly related to the decrease in sales during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,411,786 for the three months ended March 31, 2021, from $2,795,818 for the three months ended March 31, 2020. This reduction reflects expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Interest Expense. Interest expense for the three months ended March 31, 2021 was $29,706, as compared to $7,064 for the three months ended March 31, 2020, $5,420 of which was attributable to a loan from a principal shareholder. Interest expense increased in the 2021 quarter from the 2020 quarter due to the interest method amortization of a beneficial conversion feature.

Net Loss. As a result of all the foregoing, net loss for the three months ended March 31, 2021, decreased to ($1,154,659) or ($0.03) per share based on 45,836,802 weighted average shares outstanding, from ($2,325,269) or ($0.06) per share for the three months ended March 31, 2020, based on 41,549,431 weighted average shares outstanding.

Liquidity and Capital Resources

As of March 31, 2021, total assets were $11,368,344, as compared to $12,408,021 at December 31, 2020. The decrease in assets is primarily due to a decrease in Property Plant and Equipment net of accumulated amortization and decreased deposits.

Total current liabilities as of March 31, 2021 were $4,377,981, as compared to $3,751,963 at December 31, 2020. The increase was mainly due to the Company receiving a second PPP loan of $803,994.

Net cash used in operating activities was $913,352 for the three months ended March 31, 2021, as compared to $1,046,222 for the three months ended March 31, 2020. The decrease is largely attributable to the reduction of net losses and reductions in prepaid expenses, accounts payable and stock based compensation.

Net cash used in investing activities was $0 for the three months ended March 31, 2021 as compared to net cash used of $77,423 for the three months ended March 31, 2020, reflecting reduced capital expenditures in 2021.

Net cash provided by financing activities was $897,640 for the three months ended March 31, 2021 as compared to $184,645 for the three months ended March 31, 2020. The 2021 number reflects the net proceeds of $803,994 from the PPP loan received in March, net proceeds of $86,895 from initial closings under a private placement, while the 2020 amount reflects the net proceeds from of a $200,000 convertible loan received in March 2020.

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our equity securities, capital contributions made by members prior to completion of the September 2017 acquisition of 271 Lake Davis Holdings, LLC by the Company and loans from shareholders.

In September 2019, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (which may be increased by the Company up to 12,000,000 Units) at a price of $0.50 per Unit. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. As of March 31, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The Company also entered into a registration rights agreement with the Investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement.

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (the “Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. As of March 31, 2021, the Company is in default on the note which was due on March 6, 2021. See Note 12: Subsequent Events.

On May 11. 2021, the Company consummated the issuance and sale of the Preferred Shares to the Purchaser described under “Recent Developments” above, which generated gross proceeds of $2,000,000 (including certain bridge financing previously furnished by the Purchaser to the Company in April 2021).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended March 31, 2021, the Company had an accumulated deficit of ($27,821,806) and a net loss of ($1,154,659). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

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

Critical Accounting Policies

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU 2014-09 that have the same effective date and transition date: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2021, the Company sold an aggregate of 200,000 units (the “Units”) in a private offering to two “accredited investors” at a price of $0.50 per Unit. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025.

The Company paid a FINRA-member firm a commission of $10,000 and a non-accountable expense fee of $3,000 with respect to the offer and sale of the Units.

The securities issued and sold in the March 2021 private offering were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506(c) of Regulation D thereunder.

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

VERITAS FARMS, INC.

Dated: May 24, 2021	By:	/s/ Stephen E. Johnson
Stephen E. Johnson, Chief Executive Officer
(Principal Executive Officer)

Dated: May 24, 2021	By:	/s/ Michael Pelletier
Michael Pelletier, Chief Financial Officer
(Principal Financial and Accounting Officer)