Form 10-Q
period 2021-06-30
Veritas Farms, Inc.
filed 2021-08-16
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 13, 2021 was 42,184,977 shares.

VERITAS FARMS, INC.

Quarterly Report on Form 10-Q for the six month period ended June 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$468,065	$107,693
Inventories	5,866,215	5,891,983
Accounts receivable, net of allowance for doubtful accounts	390,163	386,379
Prepaid expenses	374,884	270,557
Total current assets	7,099,327	6,656,612
Property and equipment, net of accumulated depreciation	4,270,000	4,494,370
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	164,402	930,826
Other assets	79,080	271,213

TOTAL ASSETS	$11,667,809	$12,408,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,211,441	$2,020,605
Accrued expenses	219,069	414,777
Accrued interest	15,420	13,677
Convertible notes payable, net of discount	200,000	176,250
Deferred revenue	4,504	16,256
Operating lease liability	67,626	240,324
Paycheck Protection Program loan, current portion	-	803,994
Notes payable, related parties, current portion	25,000	-
Notes payable, current portion	66,526	66,080
Total current liabilities	2,809,586	3,751,963

LONG TERM LIABILITIES
Notes payable, long term, net of current portion, net of discount	246,562	278,527
Paycheck Protection Program loan, net of current portion	803,994	-
Operating lease liability, net of current portion	96,776	730,164

TOTAL LIABILITIES	3,956,918	4,760,654

SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 2,000,000 and -0- issued and outstanding, respectively at $0.001 par value	2,000	-
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and -0- issued and outstanding, respectively at $0.001 par value	1,000	-
Common stock, 200,000,000 shares authorized, 42,184,977 and 45,784,977 issued and outstanding, respectively, at $0.001 par value	42,185	45,785
Additional paid in capital	36,215,677	34,268,729
Accumulated (deficit)	(28,549,971)	(26,667,147)

TOTAL SHAREHOLDERS’ EQUITY	7,710,891	7,647,367

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,667,809	$12,408,021

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$1,448,201	$3,363,699	$559,940	$2,209,388

Cost of goods sold	1,005,388	1,677,739	403,960	1,001,041

Gross margin	442,813	1,685,960	155,980	1,208,347

Operating expenses
Selling, general and administrative	2,801,605	5,184,005	1,634,659	2,388,187
Total operating expenses	2,801,605	5,184,005	1,634,659	2,388,187

Operating income/(loss)	(2,358,792)	(3,498,045)	(1,478,679)	(1,179,840)

Other income/(expense)
Interest expense, related parties	(1,661)	(1,644)	(1,661)	-
Interest expense	(60,649)	(53,615)	(30,943)	(48,195)
Derivative gain/(loss)	(7,500)	-	(7,500)	-
Gain on loan forgiveness	822,837	-	822,837	-
Loss on lease termination	(244,840)	-	-	-
Income/(loss) before income taxes	(1,850,605)	(3,553,304)	(695,946)	(1,228,035)
Income tax (expense)	-	-	-	-
Net income/(loss)	(1,850,605)	(3,553,304)	(695,946)	(1,228,035)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(21,479)	-	(21,479)	-
Series B preferred	(10,740)	-	(10,740)	-
Total preferred stock dividends	(32,219)	-	(32,219)	-
Net income/(loss) attributable to common stockholders	$(1,882,824)	$(3,553,304)	$(728,165)	$(1,228,035)

Net income/(loss) per share
Basic	$(0.04)	$(0.09)	$(0.02)	$(0.03)
Diluted	$(0.04)	$(0.09)	$(0.02)	$(0.03)
Weighted average number of shares outstanding
Basic	44,981,662	41,585,479	44,031,131	41,621,644
Diluted	44,981,662	41,585,479	44,031,131	41,621,644

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(unaudited)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2021

	Preferred Stock				Common Stock
	Series A Preferred		Series B Preferred				Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders'
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity
Balances at
December 31, 2020	-	$-	-	$-	45,784,977	$45,785	$34,268,729	$(26,667,147)	$7,647,367

Stock-based compensation							53,412		53,412

Issuance of common stock for cash					400,000	400	86,495		86,895

Net income/(loss)								(1,154,659)	(1,154,659)

Balances at March 31, 2021	-	-	-		6,184,977	46,185	34,408,636	(27,821,806)	6,633,015

Stock-based compensation							601		601

Issuance of Series A preferred stock	2,000,000	2,000			(4,000,000)	(4,000)	904,720		902,720

Issuance of Series B preferred stock for cash			1,000,000	1,000			901,720		902,720

Net income/(loss)								(728,165)	(728,165)

Balances at June 30, 2021	2,000,000	$2,000	1,000,000	$1,000	42,184,977	$42,185	$36,215,677	$(28,549,971)	$7,710,891

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2020

	Preferred Stock				Common Stock
	Series A Preferred		Series B Preferred				Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders'
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity
Balances at
December 31, 2019	-	$-	-	$-	41,421,698	$41,422	$31,228,397	$(19,074,608)	$12,195,212

Stock-based compensation							472,726		472,726

Cashless issuance of common stock, warrant exercise					153,279	153	(153)		-

Net income/(loss)								(2,325,269)	(2,325,269)

Balances at March 31, 2020	-	-	-	-	41,574,977	41,575	31,700,970	(21,399,877)	10,342,669

Stock-based compensation							407,042		407,042

Issuance of common stock for services					50,000	50	36,950		37,000

Beneficial conversion feature							95,000		95,000

Net income/(loss)								(1,228,035)	(1,228,035)

Balances at June 30, 2020	-	$-	-	$-	41,624,977	$41,625	$32,239,962	$(22,627,912)	$9,653,676

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,882,824)	$(3,553,304)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	261,528	257,600
Stock-based compensation	54,013	916,768
Gain on loan forgiveness	(822,837)	-
Changes in operating assets and liabilities
Inventories	25,768	134,948
Prepaid expenses	(104,327)	297,296
Accounts receivable	(3,784)	(421,731)
Other assets	192,133	10,983
Deferred revenue	(11,752)	16,539
Accrued interest	20,586	-
Net change in operating lease assets and liabilities	(39,662)	25,933
Accrued expenses	(195,708)	146,933
Accounts payable	190,836	175,360
Net cash provided by/(used in) operating activities	(2,316,030)	(1,992,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(37,158)	(77,423)
Net cash provided by/(used in) investing activities	(37,158)	(77,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(31,519)	-
Proceeds from notes payable	25,000	125,902
Proceeds from Paycheck Protection Program loan	827,744	803,994
Proceeds from issuance of common stock	86,895	-
Proceeds from issuance of preferred stock, net of transaction fees	1,805,440	-
Proceeds from convertible notes payable	-	200,000
Net cash provided by/(used in) financing activities	2,713,560	1,129,896

Net increase/(decrease) in cash and cash equivalents	360,372	(940,202)
Cash and cash equivalents at beginning of period	107,693	1,076,543

Cash and cash equivalents at end of period	$468,065	$136,341

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$20,000	$7,208

Non-cash transactions:
Operating lease right of use asset obtained in exchange for lease obligations	$160,476	$1,049,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Veritas Farms, Inc. (“Company,” “Veritas FarmsTM,” “we,” “us” and “our”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.,” and on January 31, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State changing the name from “SanSal Wellness Holdings, Inc.” to “Veritas Farms, Inc.” The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp on its 140-acre farm pursuant to Federal law.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021 and June 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the six months ending June 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Veritas Farms, Inc. and its wholly owned subsidiary 271 Lake Davis Holdings, LLC, a Delaware limited liability company (“271 Lake Davis”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made in the 2020 financial statements to conform to the 2021 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the accompanying unaudited condensed consolidated balance sheets approximates fair value. At times, cash and cash equivalents may be in excess of FDIC insurance limits of $250,000. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

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

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Property, Plant and Equipment

Purchases of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the Condensed Consolidated Statements of Operations. Depreciation is recognized over the estimated economic useful lives of each class of assets and is computed using the straight-line method.

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at June 30, 2021 and December 31, 2020.

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

The Company accounts for stock-based compensation to other non-employees in the same manner in which it accounts for stock-based compensation for employees.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at June 30, 2021 and December 31, 2020.

Leases

The Company has two leased buildings that are classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s unaudited condensed consolidated balance sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Selling, General and Administrative expenses.

ASC Topic 842, Leases (“ASC 842”) was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of operations. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Finance leases are not material to the Company and were not impacted by the adoption of ASC 842, as operating lease liabilities and the corresponding assets were already recorded in the balance sheets under the previous guidance, ASC Topic 840, Leases.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, (“ASC 850”) for the identification of related parties and disclosure of related party transactions. Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

In accordance with ASC 850, the condensed consolidated financial statements include disclosures of related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary for an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Impact of New Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. A going concern means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months from the date the financial statements are issued. The Company has sustained substantial losses from operations since its inception. As of and for the period ended June 30, 2021, the Company had an accumulated deficit of $28,549,971, and a net loss of $1,882,824. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Management Plans

To become leaders in the market, the Company will use three primary methods to market its products including: web-based marketing, traditional marketing, and health marketing.

The Company believes that it will require additional financing to fund its growth and achieve profitability The Company anticipates that such financing will be generated from subsequent private offerings of its equity and/or debt securities. Outside financing, in concert with profitability from increased large retail establishments (“Big Box”) and e-commerce retail orders allow management to conclude that the Company will continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3: INVENTORIES

Inventories consist of:

	June 30, 2021	December 31, 2020
Work in progress	$4,339,176	$4,202,811
Finished goods	1,234,780	1,232,944
Other	292,259	456,228
Inventories	$5,866,215	$5,891,983

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

	June 30, 2021			December 31, 2020			Estimated
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,543,106	189,868	1,353,238	1,553,722	172,411	1,381,311	39
Greenhouse	965,388	117,156	848,232	965,388	101,613	863,775	39
Fencing and irrigation	203,793	87,820	115,973	203,793	77,901	125,892	15
Machinery and equipment	2,528,249	1,120,161	1,408,088	2,480,474	936,979	1,543,495	7
Furniture and fixtures	236,344	157,351	78,993	236,344	140,680	95,664	7
Computer equipment	20,053	19,383	670	20,053	19,139	914	5
Vehicles	120,206	53,526	66,680	120,206	35,013	85,193	5
Total	$6,015,265	$1,745,265	$4,270,000	$5,978,106	$1,483,736	$4,494,370

Total depreciation expense was $261,528 and $257,600 for the six month periods ending June 30, 2021 and June 30, 2020, respectively.

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following table summarizes the notes payable outstanding as of June 30, 2021.

			Ending
			principal	Non related party		Related party
Origination date	Maturity date	Interest rate	June 30, 2021	Current	Long term	Current	Long term
11/29/2018	12/1/2022	9%	$57,809	$35,592	$22,217	$-	$-
5/10/2019	5/10/2023	9%	14,029	6,999	7,030	-	-
8/29/2019	9/1/2024	7%	60,319	16,585	43,734	-	-
11/25/2019	4/1/2025	6%	30,931	7,350	23,581	-	-
3/6/2020	9/6/2021	10%	200,000	200,000	-	-	-
6/24/2020	6/24/2050	4%	150,000	-	150,000	-	-
2/16/2021	2/1/2026	1%	803,994	-	803,994	-	-
4/19/2021	10/1/2021	8%	25,000	-	-	25,000	-
Discount on notes payable			-	-	-	-	-
Total			$1,342,082	$266,526	$1,050,556	$25,000	$-

Future principal payments for the next five years are as follows for the future years ended December 31:

2021	$262,460
2022	69,433
2023	29,830
2024	23,372
2025	2,993
Thereafter	953,994
Total	$1,342,082

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Paycheck Protection Program

In May 2020, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company received a loan in the amount of $803,994 under U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“2020 PPP Loan”). In June 2021, the 2020 PPP Loan and all accrued interest totaling $822,837 was forgiven in full.

In February 2021, as part of the business incentives offered in the CARES Act, the Company received a second loan in the amount of $803,994 under the SBA Paycheck Protection Program (“2021 PPP Loan”). The 2021 PPP Loan accrues interest at a rate of 1% per annum and has an original maturity date of five years. The 2021 PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Under the terms of the 2021 PPP Loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the 2021 PPP Loan in a manner which should enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the 2021 PPP Loan will be forgiven. The balance on the 2021 PPP Loan was $803,994 as of June 30, 2021.

Economic Injury Disaster Loan

In September 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of 3.75% per annum and has a maturity date of 30 years. The first payment due is deferred two years. The balance of the EIDL as of June 30, 2021 has been classified as a long-term liability in notes payable.

8% Secured Promissory Notes Payable

On April 19, 2021, the Company issued a secured promissory note in the principal amount of $25,000 to our Chairman of the Board, Thomas E. Vickers (“Mr. Vickers”). The note carries an interest rate of eight percent (8%) per annum and had a maturity date of May 19, 2021. On May 19, 2021, the Company and Mr. Vickers extended the maturity date of the note to October 1, 2021.

Convertible Notes Payable

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (“Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. On May 14, 2021 the Company paid $20,000 in accrued interest to the holder. The original maturity date of the Convertible Note was on the first anniversary of the issuance date, however on May 14, 2021, the investor signed a six-month extension and the Convertible Note now matures on September 6, 2021 or such earlier date on which the Convertible Note becomes due in accordance with its terms.

Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of June 30, 2021 and $23,750 as of December 31, 2020 on the accompanying balance sheet with amortization to interest expense of $23,750 for the six month period ended June 30, 2021.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6: STOCK-BASED COMPENSATION

The Company approved its 2017 Stock Incentive Plan on September 27, 2017 (“Incentive Plan”) which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 6,867,747 shares of common stock. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined at the time of grant by the Board of Directors or any of the Committees appointed under the Incentive Plan.

The Company’s outstanding stock options typically have a 10-year term. Outstanding non-qualified stock options granted to employees and consultants vest on a case by case basis. Outstanding incentive stock options issued to employees typically vest over a three-year period. The incentive stock options granted vest based solely upon continued employment (“time-based”). The Company’s time-based share awards vest in 33.3% increments on each of the three anniversary dates. Outstanding incentive stock options issued to executives typically vest partially upon grant date, with the residual vesting over the subsequent 6 or 12 months.

On May 12, 2021, the Company granted four non-employee directors with an annual grant of stock options under the Incentive Plan to purchase 100,000 shares of common stock each, at a per share exercise price of $0.16, with 25% of the shares subject to the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company, with a term of ten (10) years. The Company granted Stephen E. Johnson, our Chief Executive Officer and President with a grant of stock options under the Incentive Plan to purchase 450,000 shares of common stock, at a per share exercise price of $0.16, which options will vest ratably over three (3) years subject to Mr. Johnson’s continuous service to the Company, with a term of ten years. The Company granted Ramon A. Pino, our Chief Financial Officer with a grant of stock options under the Incentive Plan to purchase 385,000 shares of common stock, at a per share exercise price of $0.16, which options will vest ratably over three (3) years subject to Mr. Pino’s continuous service to the Company, with a term of ten years.

Total stock based compensation expense was $54,013 and $916,768 for the six month periods ending June 30, 2021 and June 30, 2020, respectively.

The following table summarizes the stock option activity for the Company’s Incentive Plan:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2019	4,293,750	$1.13	9.03
Granted	50,000	0.27	9.75
Exercised	-	-
Forfeited/cancelled/expired	(150,000)	1.42
Outstanding at December 31, 2020	4,193,750	1.11	8.03
Granted	1,235,000	0.16	9.87
Exercised	-	-
Forfeited/cancelled/expired	(181,250)	0.44
Outstanding at June 30, 2021	5,247,500	$1.15	6.49

Vested and exercisable at June 30, 2021	3,858,340	$0.91	7.52

Below are the assumptions for the fair value of share-based payments for the six month period ended June 30, 2021 and the year ended December 31, 2020.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Stock option assumptions for the period ended
Stock option assumptions	June 30, 2021	December 31, 2020
Risk-free interest rate	0.85%	1.20%
Expected dividend yield	0.0%	0.0%
Expected volatility	172.2%	183.8%
Expected life of options (in years)	10	10

NOTE 7: LEASES

On June 22, 2018, the Company entered into a sublease agreement with EDSA Inc. for the lease of the Company’s principal executive offices in Fort Lauderdale, Florida. The lease went into effect as of July 1, 2018 with a term of three years expiring August 31, 2021. The lease contains annual escalators and charges Florida sales tax.

On December 2, 2019, the Company entered into a 61 month lease with Majestic Commercenter Phase 9, LLC. (“Majestic”), for warehousing, distribution and related administration office in Aurora, Colorado. The lease allows for an abated first month of rent. The lease contains annual escalators in addition to other periodic payments pertaining to taxes, utilities, insurance and common area costs.

On February 10, 2021, the Company entered into a conditional lease termination agreement with Majestic pursuant to which the Company terminated the lease with Majestic (“Majestic Termination Agreement”). Pursuant to the terms of the Majestic Termination Agreement, the Company made a payment of $125,000 on February 23, 2021 and a final payment of $125,000 on April 30, 2021, upon which both parties were released from all further obligations to each other. The net expense on the termination of the lease was $244,840. The expense was reported as Other Income/(Expense), Loss on lease termination.

On February 11, 2021, the Company entered into a three year lease with Cheyenne Avenue Holdings, LLC for warehouse and distribution facilities. The lease contains annual escalators. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the right of use asset and lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The right of use asset value was $160,476 and the liability was $160,476. The lease liability will be expensed each month, on a straight-line basis, over the life of the lease.

Total lease amortization expense was $83,038 and $109,095 for the six month periods ending June 30, 2021 and June 30, 2020, respectively.

As of June 30, 2021, and December 31, 2020, operating leases have no minimum rental commitments.

NOTE 8: STOCKHOLDERS’ (DEFICIT)

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 4,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock and 1,000,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock.

Common Stock

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units at a price of $0.50 per Unit, which private offering ended April 30, 2021. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. As of June 30, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The Company also entered into a registration rights agreement with the investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement.

In March 2020, the Company issued 153,279 shares of common stock in accordance with a cashless exercise of warrants.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Stock

On April 30, 2021, the Company approved Amended and Restated Articles of Incorporation of the Company to be filed which authorized preferred stock consisting of 5,000,000 shares, par value $0.001 per share, issuable from time to time in one or more series.

On May 11, 2021 (“Effective Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is trustee (“Purchaser”), an existing shareholder, pursuant to which the Company contemporaneously sold to the Purchaser an aggregate of (a) 2,000,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred Shares”); and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the purchaser to the Company during April 2021); and (ii) the surrender by the purchaser to the Company of 2,000,000 units (“Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Purchaser and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Preferred Shares as set forth below, the Purchaser now holds approximately 88% of the voting power of the Company and accordingly, a “Change in Control” has occurred.

Series A Preferred Stock

The Series A Preferred Shares have a stated value of $1.00 per share. Each Series A Preferred Share is convertible into the Company’s common stock, par value $0.001 per share (“Common Stock”) at the option of the holder thereof at a conversion rate of $0.05 per share of Common Stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of Common Stock or securities exercisable for, convertible into or exchangeable for Common Stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series A Preferred Shares rank (a) junior to the Company’s Series B Shares; and (b) senior to (i) the Company’s Common Stock and any other class or series of stock (including other series of Preferred Stock) of the Company (collectively, “Junior Stock”). From and after the date of the issuance of Series A Preferred Shares, dividends at the rate per annum of 8%, compounded annually, accrue daily on the stated value (“Accruing Dividends”). Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) Common Stock payable in shares of Common Stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series A Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Accruing Dividends then accrued on such Series A Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, that dividend per Series A Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Common Stock; and (B) the number of shares of Common Stock issuable upon conversion of a Series A Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per Series A Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the stated value of the Series A Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series A Preferred Share dividend. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, (as defined) (collectively, a “Liquidation Event”), the holders of Series A Preferred Shares shall be entitled to receive, after payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the Stated Valued of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares, but prior and in preference to any distribution of any of the assets of the Company to the holders of Junior Stock by reason of their ownership thereof, an aggregate amount per share equal to the Stated Value of the Series A Preferred Shares and the accrued but unpaid dividends thereon. After the payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the Stated Valued of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares and to all holders of the Series A Preferred Shares the full liquidation preference hereunder, the remaining assets of the Company available for distribution to its shareholders shall be distributed among the holders of the shares of Series B Preferred Shares and Junior Stock, pro rata, on an “as converted basis,” determined immediately prior to such Liquidation Event, and the Series A Preferred Shares shall not be entitled to participate in such distribution of the remaining assets of the Company.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series B Preferred Stock

The Series B Preferred Shares have a stated value of $1.00 per share. Each Series B Preferred Share is convertible into Common Stock at the option of the holder thereof at a conversion rate of $0.20 per share of Common Stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of Common Stock or securities exercisable for, convertible into or exchangeable for Common Stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series B Preferred Shares rank senior to the (a) Series A Preferred Shares; (b) the Company’s Common Stock and any other class or series of Junior Stock. From and after the date of the issuance of Series B Preferred Shares, dividends at the rate per annum of 8%, compounded annually, accrue daily on the stated value (“Accruing Dividends”). Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) Common Stock payable in shares of Common Stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series B Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Accruing Dividends then accrued on such Series B Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, that dividend per Series B Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Common Stock; and (B) the number of shares of Common Stock issuable upon conversion of a Series B Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per Series B Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the stated value of the Series B Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series B Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series B Preferred Share dividend. In the event of a Liquidation Event, the holders of Series B Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Junior Stock (including Series A Preferred Shares), a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the Stated Valued of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares. After the payment to all holders of Series B Preferred Shares of such liquidation preference and to all holders of the Series A Preferred Shares their full liquidation preference, the remaining assets of the Company available for distribution to its shareholders shall be distributed among the holders of the shares of Series B Preferred Shares and Junior Stock other than Series A Preferred Shares, pro rata, on an “as converted basis,” as applicable. The Series A Preferred Shares shall vote together with holders of Series B Preferred Shares and holders of Common Stock as a single class on all matters brought to a vote of shareholders. Each Series B Preferred Share shall entitle the holder thereof to such number of votes as equal the number of shares of Common Stock then issuable upon conversion of the Series B Share multiplied by 50.

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the six month periods ended June 30, 2021 and June 30, 2020, respectively, and the per share effect of the preferred stock dividends if their effect was not anti-dilutive.

	Undeclared Dividends		Undeclared Dividends per share
	For the six months ended		For the six months ended
	June 30,		June 30,
Series of preferred stock	2021	2020	2021	2020

Series A Preferred stock dividends	$21,479	$-	$0.01	$-
Series B Preferred stock dividends	10,740	-	$0.01	$-
Total undeclared preferred stock dividends	$32,219	$-

The following table presents the cumulative undeclared dividends by class of preferred stock as of June 30, 2021 and June 30, 2020, respectively, and the per share amount by class of preferred stock. These cumulative undeclared dividends are recorded in Accrued expenses on our balance sheet as of June 30, 2021 and June 30, 2020.

	Cumulative Undeclared Dividends as of		Cumulative Undeclared Dividends per share as of
	June 30,		June 30,
Series of preferred stock	2021	2020	2021	2020

Series A	$21,479	$-	$0.01	$-
Series B	10,740	-	$0.01	$-
Cumulative undeclared preferred stock dividends	$32,219	$-

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 9: CONCENTRATIONS

The Company had no single customer in the six months ended June 30, 2021 that accounted for more than 10% of sales. For the six months ended June 30, 2020, one customer accounted for 43% of sales.

The Company had two customers at June 30, 2021 accounting for 47% and 20% of accounts receivable. At December 31, 2020, the Company had two customers accounting for 43% and 17% of accounts receivable.

NOTE 10: RELATED PARTY

A law firm owned by the brother of Alexander M. Salgado, our former Chief Executive Officer, rendered legal services to the Company. The firm incurred expenses in aggregate of $20,020 and $66,700 for such services during the six month periods ended June 30, 2021 and June 30, 2020, respectively.

On April 19, 2021, the Company issued a secured promissory note in the principal amount of $25,000 to our Chairman of the Board, Thomas E. Vickers (“Mr. Vickers”). The note carries an interest rate of eight percent (8%) per annum and had a maturity date of May 19, 2021. On May 19, 2021, the Company and Mr. Vickers extended the maturity date of the note to October 1, 2021.

For the six month period ended June 30, 2021 we incurred $1,661 in interest expense payable to related parties and $1,644 in interest expense payable to related parties for the six month period ended June 30, 2020.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 10, 2020, Carrick-Harvest, LLC d/b/a Veritas Fine Cannabis (“Carrick”) filed an action against the Company in the U.S. District Court for the District of Colorado, alleging trademark infringement and unfair competition under the Lanham Act, cybersquatting under federal law, and common law unfair competition under Colorado law. Carrick alleges the Company violated these provisions through use of the alleged trademark VERITAS by providing “informational services” through its website. The action seeks an order that Carrick is the rightful owner of and has superior trademark rights in the marks and preventing the Company from registering their alleged infringing marks with the USPTO. On June 24, 2021 the Company entered into a non-monetary settlement and coexistence agreement with Carrick in which both parties agree not to challenge or bring any action against the opposing parties respective trademark ownership, use or registration in either parties respective fields.

On January 22, 2021, EMC Outdoor, LLC (“EMC Outdoor”) filed an action against the Company in Broward County Circuit Court alleging breach of contract and claiming damages in the amount of $304,783, which has been fully accrued as of June 30, 2021. The Company was served on March 10, 2021 and its initial response to the allegation was due on March 31, 2021. The Company filed for an Extension of Time to Respond to Complaint on March 30, 2021. Plaintiff has not responded as of this time. On June 16, 2021, the Company entered into a conditional settlement agreement with EMC Outdoor (“EMC Outdoor Termination Agreement”). Pursuant to the terms of the EMC Outdoor Termination Agreement, the Company will make one payment of $200,000 by July 26, 2021.

NOTE 12: SUBSEQUENT EVENTS

On July 22, 2021, the Company issued secured convertible promissory notes in the aggregate principal amount of $1,075,000 (“Secured Convertible Promissory Notes”) in exchange for an aggregate amount of $1,075,000, which Secured Convertible Promissory Notes were issued to the Cornelis F. Wit Revocable Living Trust, a principal shareholder who holds securities of the Company that constitute a majority of the voting securities of the Company, in the amount of $1,000,000, Stephen E. Johnson, Chief Executive Officer and President of the Company, in the amount of $50,000, and Ramon A. Pino, Chief Financial Officer of the Company, in the amount of $25,000.

On July 22, 2021, the final amount of $200,000 was paid to EMC Outdoor upon which both parties were released from all further obligations to each other.

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

Business Overview

Veritas FarmsTM is a vertically-integrated agribusiness focused on growing, producing, marketing, and distributing superior quality, whole plant, full spectrum hemp oils and extracts containing naturally occurring phytocannabinoids (collectively, “CBD”). Veritas Farms owns and operates a 140-acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants containing naturally occurring phytocannabinoids which can potentially yield a minimum annual harvest of over 200,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 sq. ft. of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000 sq. ft. onsite facility used for processing raw hemp, oil extraction, formulation laboratories, and quality/purity testing. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program.

Veritas Farms meticulously processes its hemp crop to produce superior quality whole-plant hemp oil, extracts and derivatives which contain the entire full spectrum of cannabinoids extracted from the flowers and leaves of hemp plants. Veritas Farms employs the use of the cold ethanol extraction method to extract the whole plant hemp oil from its hemp crop. Whole-plant hemp oil is known to provide the essential phytocannabinoid “entourage effect” resulting from the synergistic absorption of the entire full spectrum of unique hemp cannabinoids by the receptors of the human endocannabinoid system. As a result, Veritas Farms believes that its products are premier quality cannabinoids and are highly sought after by consumers and manufacturers of premium hemp products.

Veritas Farms has developed a wide variety of formulated phytocannabinoid-rich hemp products containing naturally occurring phytocannabinoids which are marketed and distributed by the Company under its Veritas Farms brand name. Our products are also available in bulk, white label and private label custom formulations for distributors and retailers. These types of products are in high demand by health food markets, wellness centers, pet suppliers, physicians and other healthcare practitioners.

Veritas Farms products (70+ SKUs) include vegan capsules, gummies, tinctures, lotions, salves, creams and pet chews. All product applications come in various flavors and strength formulations, in addition to bulk volume sales. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms website, www.theVeritasFarms.com, as well as through numerous other online retailers and “brick and mortar” retail outlets.

The branding of the Company’s line of hemp oil and extract product has enabled market penetration during 2020 and 2021 into large retail chains vastly increasing brand exposure and awareness. The initial rollouts have been successful in creating distribution opportunities into thousands of new retail outlets across the country (over 8,000 retail outlets as of the date of this report). The shift from smaller order fulfilment to larger “Big Box” orders creates an economy of scale that offers the opportunity for the Company to achieve profitability.

As of the date of this report the Company has secured distribution into the following chain stores:

Southern Wine	Rite Aid	Kinney Drugs	Niemann Supermarkets
Bashas	Giant Eagle	Tops	Harris Teeter
Bi Mart	Smiths	Fred Meyer	QFC
King Soopers	Winn Dixie	Bi-Lo	Mariano’s
Fruth	Weis	Bartell Drugs
Kroger	Save Mart	Publix

Recent Developments

Securities Purchase Agreement

On May 11, 2021 (“Effective Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is trustee (“Purchaser”), an existing shareholder, pursuant to which the Company contemporaneously sold to the Purchaser an aggregate of (a) 2,000,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred Shares”); and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred Shares,” and together with the Series A Preferred Shares, collectively, “Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the Purchaser to the Company during April 2021); and (ii) the surrender of 2,000,000 units (“Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Purchaser and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Preferred Shares as set forth below, the Purchaser now holds approximately 88% of the voting power of the Company and accordingly, a “Change in Control” has occurred.

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

Management Changes

In connection with the consummation of the issuance and sale of the Preferred Shares to the Purchaser pursuant to the SPA, on the Effective Date, Alexander M. Salgado stepped down as the Company’s Chief Executive Officer and director and Dr. Bao T. Doan and Marc J. Horowitz resigned as directors of the Company. In addition, Michael Pelletier stepped down as an employee of the Company and entered into a three-month consulting agreement with the Company to continue as the Company’s Chief Financial Officer until his successor is appointed.

Contemporaneously therewith, Stephen E. Johnson, Kuno D. van der Post and Craig J. Fabel were elected and appointed as the Purchaser’s designees on the board of directors. In addition, Mr. Johnson was appointed as Chief Executive Officer and President of the Company, and Ramon Pino, was appointed as Executive Vice President of Finance, Treasurer and Secretary of the Company.

Corporate Information

The Company was incorporated in the state of Nevada on March 15, 2011 under the name Armeau Brands Inc. and changed its name to SanSal Wellness Holdings, Inc. on October 13, 2017. On January 31, 2019, the Company changed its name from SanSal Wellness Holdings, Inc. to Veritas Farms, Inc.

Our executive offices are located at 1512 E. Broward Boulevard, Suite 300, Fort Lauderdale, FL 33301 and our telephone number is (833)691-4367. Our corporate website is www.theveritasfarms.com.. Information appearing on our website is not part of this Quarterly Report on Form 10-Q.

Results of Operations

The six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenues. We had net sales for the six months ended June 30, 2021 of $1,448,201, as compared to $3,363,699 for the six months ended June 30, 2020. The COVID-19 outbreak had an adverse effect on “brick and mortar” sales of our products and the timing of orders from a number of our retail customers. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and pet chews, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded its product lines to include beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales for the six months ended June 30, 2021 decreased to $1,005,388 from $1,677,739 for the six months ended June 30, 2020. The Company has transitioned from smaller orders to more “Big Box” retail and e-commerce orders.

Gross Margin. We had gross profit of $442,813 for the six months ended June 30, 2021, as compared to gross profit of $1,685,960 for the six months ended June 30, 2020. The decrease in gross profit can be directly related to the decrease in sales during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,801,605 for the six months ended June 30, 2021, from $5,184,005 for the six months ended June 30, 2020. This reduction reflects expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other Income/(Expense). Interest expense for the six months ended June 30, 2021 was $62,310, as compared to $55,259 for the six months ended June 30, 2020. Interest expense increased in the 2021 six month period from the 2020 six month period primarily due to the interest method amortization of a beneficial conversion feature. We recorded an extra-ordinary loss on lease termination of $244,840 for the six months ended June 30, 2021 compared to $-0- for the six months ended June 30, 2020. We also recorded an extra-ordinary gain on loan forgiveness of $822,837 for the six months ended June 30, 2021 compared to $-0- for the six months ended June 30, 2020 which was primarily driven by the forgiveness of the 2020 PPP Loan and all accrued interest.

Net Loss. As a result of all of the foregoing, net loss for the six months ended June 30, 2021, increased to ($1,882,824) or ($0.04) per share based on 44,981,662 weighted average shares outstanding, from ($3,553,304) or ($0.09) per share for the six months ended June 30, 2020, based on 41,585,479 weighted average shares outstanding.

The three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenues. We had net sales for the three months ended June 30, 2021 of $559,940, as compared to $2,209,388 for the three months ended June 30, 2020. The COVID-19 outbreak had an adverse effect on “brick and mortar” sales of our products and the timing of orders from a number of our retail customers. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and pet chews, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded its product lines to include beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales for the three months ended June 30, 2021 decreased to $403,960 from $1,001,041 for the three months ended June 30, 2020. The Company has transitioned from smaller orders to more “Big Box” retail and e-commerce orders.

Gross Margin. We had gross profit of $155,980 for the three months ended June 30, 2021, as compared to gross profit of $1,208,347 for the three months ended June 30, 2020. The decrease in gross profit can be directly related to the decrease in sales during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,634,659 for the three months ended June 30, 2021, from $2,388,187 for the three months ended June 30, 2020. This reduction reflects expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other Income/(Expense). Interest expense for the three months ended June 30, 2021 was $32,604, as compared to $48,195 for the three months ended June 30, 2020. Interest expense decreased in the 2021 quarter from the 2020 quarter due to the interest method amortization of a beneficial conversion feature ending in Q1 2021. We also recorded an extra-ordinary gain on loan forgiveness of $822,837 for the three months ended June 30, 2021 compared to $-0- for the three months ended June 30, 2020 which was primarily driven by the forgiveness of the 2020 PPP Loan and all accrued interest.

Net Loss. As a result of all the foregoing, net loss for the three months ended June 30, 2021, increased to ($728,165) or ($0.02) per share based on 44,031,131 weighted average shares outstanding, from ($1,228,035) or ($0.03) per share for the three months ended June 30, 2020, based on 41,621,644 weighted average shares outstanding.

Liquidity and Capital Resources

As of June 30, 2021, total assets were $11,667,809, as compared to $12,408,021 at December 31, 2020. The decrease in assets is primarily due to a decrease in Right of use assets, net of accumulated amortization related to the Majestic lease termination.

Total current liabilities as of June 30, 2021 were $2,777,367, as compared to $3,751,963 at December 31, 2020. The decrease was mainly due to the forgiveness of the 2020 PPP Loan of $803,994.

Net cash used in operating activities was $1,512,036 for the six months ended June 30, 2021, as compared to $1,992,675 for the six months ended June 30, 2020. The decrease is largely attributable to the reduction of net losses and reductions in stock-based compensation.

Net cash used in investing activities was $37,158 for the six months ended June 30, 2021 as compared to net cash used of $77,423 for the six months ended June 30, 2020, reflecting reduced capital expenditures in 2021.

Net cash provided by financing activities was $1,909,566 for the six months ended June 30, 2021 as compared to $1,129,896 for the six months ended June 30, 2020. The 2021 number reflects the net proceeds of $803,994 from the 2021 PPP Loan received in February 2021, net proceeds of $86,895 and $1,805,440 from initial closings under private placements, while the 2020 amount reflects the net proceeds from of a $200,000 convertible loan received in March 2020 and the proceeds of $803,994 from the 2020 PPP Loan.

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our equity securities and loans from shareholders.

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units at a price of $0.50 per Unit, which private offering ended April 30, 2021. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. As of June 30, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The Company also entered into a registration rights agreement with the Investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement.

In March 2020, the Company secured a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note ( “Convertible Note”) which Convertible Note was extended by the investor for six months and now matures on September 6, 2021. The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions.

On May 11, 2021, the Company consummated the issuance and sale of the Preferred Shares to the Purchaser described under “Recent Developments” above, which generated gross proceeds of $2,000,000 (including certain bridge financing previously furnished by the Purchaser to the Company in April 2021).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended June 30, 2021, the Company had an accumulated deficit of ($28,549,971) and a net loss of ($1,882,824). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success.

The Company believes that it will require additional financing to fund its growth and achieve profitability The Company anticipates that such financing will be generated from subsequent private offerings of its equity and/or debt securities. While we believe additional financing will be available to us as needed, there can be no assurance that such financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

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

Critical Accounting Policies

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU 2014-09 that have the same effective date and transition date: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, “New Revenue Standards”).

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

Property, Plant and Equipment

Purchases of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the Statements of Operations. Depreciation is recognized over the estimated economic useful lives of each class of assets and is computed using the straight-line method.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our unaudited condensed consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on our unaudited condensed consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our unaudited condensed consolidated financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

To address these material weaknesses, our Chief Executive Officer and our Chief Financial Officer performed additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that our unaudited condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. We intend to take further steps to rectify these material weaknesses, subject to the availability of working capital to fund the costs thereof.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, our workforce continued to operate primarily in a work from home environment for the quarter ended June 30, 2021 and we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 10, 2020, Carrick-Harvest, LLC d/b/a Veritas Fine Cannabis (“Carrick”) filed an action against the Company in the U.S. District Court for the District of Colorado, alleging trademark infringement and unfair competition under the Lanham Act, cybersquatting under federal law, and common law unfair competition under Colorado law. Carrick alleges the Company violated these provisions through use of the alleged trademark VERITAS by providing “informational services” through its website. The action seeks an order that Carrick is the rightful owner of and has superior trademark rights in the marks and preventing the Company from registering their alleged infringing marks with the USPTO. On January 25, 2021, the Magistrate Judge issued a recommendation that the Company’s motion to dismiss be granted on all counts. Since then, both sides have filed responses to the Magistrate Judge’s recommendation and are awaiting a final ruling from the District Court Judge. On June 24, 2021 the Company entered into a non-monetary settlement and coexistence agreement with Carrick.

On January 22, 2021, EMC Outdoor, LLC (“EMC Outdoor”) filed an action against the Company in Broward County Circuit Court alleging breach of contract and claiming damages in the amount of $304,783. The Company was served on March 10, 2021 and its initial response to the allegation was due on March 31, 2021. The Company filed for an Extension of Time to Respond to Complaint on March 30, 2021. Plaintiff has not responded as of this time. On June 16, 2021, the Company entered into a conditional settlement agreement with EMC Outdoor (“EMC Outdoor Termination Agreement”). Pursuant to the terms of the EMC Outdoor Termination Agreement, the Company will make one payment of $200,000 by July 26, 2021.

In addition to the legal proceedings described above and legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2021, the Company contemporaneously sold an aggregate of (a) 2,000,000 shares of its Series A Convertible Preferred Stock; and (b) 1,000,000 shares of its Series B Convertible Preferred Stock.

The securities issued and sold in the May 2021 private offering were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506(c) of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Section 302 Certification of CEO pursuant to Rules 13a - 14(a) or Rule 15d - 14a under the Exchange Act

31.2*	Section 302 Certification of CFO pursuant to Rule 13a-14(a) or Rules 15d - 14a under the Exchange Act

32.1**	Section 906 Certification of CEO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

32.2**	Section 906 Certification of CFO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: August 16, 2021	By:	/s/ Stephen E. Johnson
Stephen E. Johnson, Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)