Form 10-Q
period 2021-09-30
Veritas Farms, Inc.
filed 2021-11-15
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-235300

Veritas Farms, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1254190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1815 Griffin Road, Suite 401, Dania Beach, FL 33004

(Address of principal executive offices, including zip code)

(833) 691-4367

(Registrant’s telephone number, including area code)

1512 E. Broward Blvd., Suite 300, Fort Lauderdale, FL 33301

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 11, 2021 was 41,624,977 shares.

VERITAS FARMS, INC.

Quarterly Report on Form 10-Q for the nine month period ended September 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$242,296	$107,693
Inventories	5,803,240	5,891,983
Accounts receivable, net of allowance for doubtful accounts	527,924	386,379
Prepaid expenses	657,905	270,557
Total current assets	7,231,365	6,656,612
Property and equipment, net of accumulated depreciation	4,067,261	4,494,370
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	137,998	930,826
Other assets	116,321	271,213

TOTAL ASSETS	$11,607,945	$12,408,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,761,300	$2,020,605
Accrued expenses	157,191	414,777
Accrued interest	15,176	13,677
Dividends payable	95,008	-
Convertible notes payable, net of discount	-	176,250
Deferred revenue	5,048	16,256
Operating lease liability	55,419	240,324
Paycheck Protection Program loan	-	803,994
Notes payable, current portion	60,497	66,080
Total current liabilities	2,149,639	3,751,963

LONG TERM LIABILITIES
Notes payable, long term, net of current portion, net of discount	202,530	278,527
Convertible notes payable, long term, net of discount	200,000	-
Paycheck Protection Program loan	803,994	-
Operating lease liability, net of current portion	82,579	730,164

TOTAL LIABILITIES	3,438,742	4,760,654

SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 4,000,000 and -0- issued and outstanding, respectively at $0.001 par value	4,000	-
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and -0- issued and outstanding, respectively at $0.001 par value	1,000	-
Common stock, 200,000,000 shares authorized, 41,624,977 and 45,784,977 issued and outstanding, respectively, at $0.001 par value	41,625	45,785
Additional paid in capital	38,171,646	34,268,729
Accumulated (deficit)	(30,049,068)	(26,667,147)

TOTAL SHAREHOLDERS’ EQUITY	8,169,203	7,647,367

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,607,945	$12,408,021

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$2,004,071	$4,830,523	$555,870	$1,466,824

Cost of goods sold	1,287,505	2,252,016	282,117	574,277

Gross margin	716,566	2,578,507	273,753	892,547

Operating expenses
Selling, general and administrative	4,360,129	7,613,994	1,558,524	2,429,989
Total operating expenses	4,360,129	7,613,994	1,558,524	2,429,989

Operating income/(loss)	(3,643,563)	(5,035,487)	(1,284,771)	(1,537,442)

Other income/(expense)
Interest expense, related parties	(21,754)	(1,644)	(20,093)	-
Interest expense	(75,357)	(96,079)	(14,708)	(42,464)
Derivative gain/(loss)	(14,500)	-	(7,000)	-
Gain on loan/debt forgiveness	932,462	-	109,625	-
Loss on disposal	(219,361)	-	(219,361)	-
Loss on lease termination	(244,840)	-	-	-
(Loss) before income taxes	(3,286,913)	(5,133,210)	(1,436,308)	(1,579,906)
Income tax (expense)	-	-	-	-
Net (loss)	(3,286,913)	(5,133,210)	(1,436,308)	(1,579,906)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred stock	(64,104)	-	(42,625)	-
Series B preferred stock	(30,904)	-	(20,164)	-
Total preferred stock dividends	(95,008)	-	(62,789)	-
Net (loss) attributable to common shareholders	$(3,381,921)	$(5,133,210)	$(1,499,097)	$(1,579,906)

Net (loss) per share
Basic	$(0.08)	$(0.12)	$(0.04)	$(0.04)
Diluted	$(0.08)	$(0.12)	$(0.04)	$(0.04)
Weighted average number of shares outstanding
Basic	43,968,420	41,606,299	41,974,977	41,646,716
Diluted	43,968,420	41,606,299	41,974,977	41,646,716

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(unaudited)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders’
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity
Balances at
December 31, 2020	-	$-	-	$-	45,784,977	$45,785	$34,268,729	$(26,667,147)	$7,647,367

Stock-based compensation							53,412		53,412

Issuance of common stock for cash					400,000	400	86,495		86,895

Net (loss)								(1,154,659)	(1,154,659)

Balances at
March 31, 2021	-	-	-	-	46,184,977	46,185	34,408,636	(27,821,806)	6,633,015

Stock-based compensation							601		601

Issuance of Series A preferred stock	2,000,000	2,000			(4,000,000)	(4,000)	904,720		902,720

Issuance of Series B preferred stock for cash			1,000,000	1,000			901,720		902,720

Preferred stock dividends								(32,219)	(32,219)

Net (loss)								(695,946)	(695,946)

Balances at
June 30, 2021	2,000,000	2,000	1,000,000	1,000	42,184,977	42,185	36,215,677	(28,549,971)	7,710,891

Stock-based compensation							97,409		97,409

Issuance of Series A preferred stock	2,000,000	2,000			(560,000)	(560)	1,858,560		1,860,000

Preferred stock dividends								(62,789)	(62,789)

Net (loss)								(1,436,308)	(1,436,308)

Balances at
September 30, 2021	4,000,000	$4,000	1,000,000	$1,000	41,624,977	$41,625	$38,171,646	$(30,049,068)	$8,169,203

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2020

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders’
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity
Balances at
December 31, 2019	-	$-	-	$-	41,421,698	$41,422	$31,228,397	$(19,074,608)	$12,195,212

Stock-based compensation							472,726		472,726

Cashless issuance of common stock, warrant exercise					153,279	153	(153)		-

Net (loss)								(2,325,269)	(2,325,269)

Balances at
March 31, 2020	-	-	-	-	41,574,977	41,575	31,700,970	(21,399,877)	10,342,669

Stock-based compensation							407,042		407,042

Issuance of common stock for services					50,000	50	36,950		37,000

Beneficial conversion feature							95,000		95,000

Net (loss)								(1,228,035)	(1,228,035)

Balances at
June 30, 2020	-	-	-	-	41,624,977	41,625	32,239,962	(22,627,912)	9,653,676

Stock-based compensation							567,153		567,153

Issuance of common stock for cash					2,000,000	2,000	429,895		431,895

Net (loss)								(1,579,906)	(1,579,906)

Balances at
September 30, 2020	-	$-	-	$-	43,624,977	$43,625	$33,237,010	$(24,207,818)	$9,072,818

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) attributable to common shareholders	$(3,381,921)	$(5,133,210)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	373,491	386,542
Stock-based compensation	151,422	1,446,922
Gain on loan/debt forgiveness	(822,837)	-
Loss on disposal of property and equipment	107,516	47,500
Changes in operating assets and liabilities
Inventories	88,743	150,499
Prepaid expenses	(387,348)	310,172
Accounts receivable	(141,545)	(194,450)
Other assets	154,892	10,984
Deferred revenue	(11,208)	116,012
Accrued interest	20,342	13,677
Net change in operating lease assets and liabilities	(39,662)	71,916
Accrued expenses	(257,586)	120,711
Dividends payable	95,008	-
Accounts payable	(259,305)	181,884
Net cash (used in) operating activities	(4,309,998)	(2,470,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(53,898)	(77,423)
Net cash (used in) investing activities	(53,898)	(77,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(81,580)	(60,317)
Proceeds from notes payable	-	159,900
Proceeds from Paycheck Protection Program loan	827,744	803,994
Proceeds from issuance of common stock	86,895	431,895
Proceeds from issuance of preferred stock, net of transaction fees	3,665,440	-
Proceeds from convertible notes payable	-	200,000
Net cash provided by financing activities	4,498,499	1,535,472

Net increase/(decrease) in cash and cash equivalents	134,603	(1,012,792)
Cash and cash equivalents at beginning of period	107,693	1,076,543

Cash and cash equivalents at end of period	$242,296	$63,751

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$48,822	$13,677

Non-cash transactions:
Operating lease right of use asset obtained in exchange for lease obligations	$160,476	$928,302
Issuance of preferred stock in exchange for common stock	$971,930	$-
Issuance of preferred stock in exchange for notes payable	$1,600,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and September 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ending September 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the accompanying unaudited condensed consolidated balance sheets approximates fair value. At times, cash and cash equivalents may be in excess of FDIC insurance limits of $250,000. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at September 30, 2021 and December 31, 2020.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with ASC Topic 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, “Measurement Objective – Fair Value at Grant Date,” the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at September 30, 2021 and December 31, 2020.

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

In accordance with ASC 850, the unaudited condensed consolidated financial statements include disclosures of related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary for an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Impact of New Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Additionally, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share ("EPS") calculation in certain areas. The company is analyzing the effect of this standard.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. A going concern disclosure means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months from the date the financial statements are issued. The Company has sustained substantial losses from operations since its inception. As of and for the period ended September 30, 2021, the Company had an accumulated deficit of $30,049,068, and a net loss of $3,381,921. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The rapidly changing global market and economic conditions as a result of the COVID-19 pandemic have negatively impacted, and are expected to continue to negatively impact, our operations and business. The broader implications of the COVID-19 pandemic and related global economic unpredictability on our business, financial condition, and results of operations remain uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will continue to be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Management Plans

To become leaders in the market, the Company will use three primary methods to market its products including: web-based marketing, traditional marketing, and health related marketing.

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

NOTE 3: INVENTORIES

Inventories consist of:

	September 30, 2021	December 31, 2020
Work in progress	$4,106,929	$4,202,811
Finished goods	1,176,062	1,232,944
Other	520,249	456,228
Inventories	$5,803,240	$5,891,983

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

	September 30, 2021			December 31, 2020			Estimated
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,510,175	193,985	1,316,190	1,553,722	172,411	1,381,311	39
Greenhouse	965,388	123,902	841,486	965,388	101,613	863,775	39
Fencing and irrigation	203,793	92,780	111,013	203,793	77,901	125,892	15
Machinery and equipment	2,491,118	1,190,683	1,300,435	2,480,474	936,979	1,543,495	7
Furniture and fixtures	226,630	157,742	68,888	236,344	140,680	95,664	7
Computer equipment	20,053	19,505	548	20,053	19,139	914	5
Vehicles	56,058	25,483	30,575	120,206	35,013	85,193	5
Total	$5,871,341	$1,804,080	$4,067,261	$5,978,106	$1,483,736	$4,494,370

Total depreciation expense was $373,491 and $386,542 for the nine month periods ending September 30, 2021 and September 30, 2020, respectively.  Total depreciation expense was $111,963 and $128,942 for the three month periods ending September 30, 2021 and September 30, 2020, respectively.

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following table summarizes the notes payable outstanding as of September 30, 2021.

	Maturity	Interest	Ending principal September 30,	Non related party
Origination date	date	rate	2021	Current	Long term
11/29/2018	12/1/2022	9%	$46,062	$36,444	$9,618
5/10/2019	5/10/2023	9%	12,343	7,166	5,177
8/29/2019	9/1/2024	7%	54,622	16,887	37,735
3/6/2020	10/1/2022	10%	200,000	-	200,000
6/24/2020	6/24/2050	4%	150,000	-	150,000
2/16/2021	2/1/2026	1%	803,994	-	803,994
Total			$1,267,021	$60,497	$1,206,524

Future principal payments for the next five years are as follows for the future years ended December 31:

2021	$14,627
2022	263,433
2023	25,012
2024	18,189
2025	3,516
Thereafter	942,244
Total	$1,267,021

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Paycheck Protection Program

In May 2020, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company received a loan in the amount of $803,994 under U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“2020 PPP Loan”). In June 2021, the 2020 PPP Loan principal and all accrued interest totaling $822,837 was forgiven in full.

In February 2021, as part of the business incentives offered in the CARES Act, the Company received a second loan in the amount of $803,994 under the SBA Paycheck Protection Program (“2021 PPP Loan”). The 2021 PPP Loan accrues interest at a rate of 1% per annum and has an original maturity date of five years. The 2021 PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Under the terms of the 2021 PPP Loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the 2021 PPP Loan in a manner which should enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the 2021 PPP Loan will be forgiven. The principal balance on the 2021 PPP Loan was $803,994 as of September 30, 2021.

Economic Injury Disaster Loan

In September 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of 3.75% per annum and has a term of 30 years. The first payment due is deferred two years. The principal balance of the EIDL as of September 30, 2021 has been classified as a long-term liability in notes payable.

8% Secured Promissory Notes Payable

On April 19, 2021, the Company issued a secured convertible promissory note in the principal amount of $25,000 to our Chairman of the Board, Thomas E. Vickers (“Mr. Vickers”). The note carried an interest rate of eight percent (8%) per annum and had a maturity date of May 19, 2021. On May 19, 2021, the Company and Mr. Vickers extended the maturity date of the note to October 1, 2021. On September 1, 2021, Mr. Vickers converted the outstanding $25,000 in principal and $25,000 in additional cash consideration in exchange for 50,000 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Shares”).

On July 22, 2021, the Company issued secured convertible promissory notes in the aggregate principal amount of $1,075,000 in exchange for an aggregate amount of $1,075,000, which secured convertible promissory notes were issued to the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is trustee (“Wit Trust”), a principal shareholder who holds securities of the Company that constitute a majority of the voting securities of the Company, in the amount of $1,000,000, Stephen E. Johnson (“Mr. Johnson”), Chief Executive Officer and President of the Company, in the amount of $50,000, and Ramon A. Pino (“Mr. Pino”), Chief Financial Officer of the Company, in the amount of $25,000. These secured convertible promissory notes accrued interest at eight percent (8%) per annum and had a maturity date of (i) April 1, 2022, or October 1, 2021. On August 18, 2021, Mr. Pino converted the outstanding $25,000 in principal in exchange for 25,000 Series A Preferred Shares. On September 7, 2021, Mr. Johnson converted the outstanding $50,000 in principal in exchange for 50,000 Series A Preferred Shares. On September 30, 2021, the Wit Trust converted the outstanding $1,000,000 in principal in exchange for 1,000,000 Series A Preferred Shares.

On August 30, 2021, the Company issued a secured convertible promissory note in the aggregate principal amount of $500,000 to the Wit Trust. The note carried an interest rate of eight percent (8%) per annum and had a maturity date of April 1, 2022. On September 30, 2021, the Wit Trust converted the outstanding $500,000 in principal in exchange for 500,000 Series A Preferred Shares.

10% Convertible Note Payable

In March 2020, the Company received a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (“Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. On May 14, 2021, the Company paid $20,000 in accrued interest to the holder, and the Company and the investor extended the maturity date of the Convertible Note to September 6, 2021. In September 2021, the Company and the investor further extended the maturity date of the Convertible Note to October 1, 2022.

Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of September 30, 2021 and $23,750 as of December 31, 2020 on the accompanying balance sheet with amortization to interest expense of $23,750 for the nine month period ended September 30, 2021.

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

The Company’s outstanding stock options typically have a 10-year term. Outstanding non-qualified stock options granted to employees and consultants vest on a case by case basis. Outstanding incentive stock options issued to employees typically vest over a three-year period. The incentive stock options granted vest based solely upon continued employment (“time-based”). The Company’s time-based share awards vest in 33.3% increments on each of the three anniversary dates of the date of grant. Outstanding incentive stock options issued to executives typically vest partially upon grant date, with the residual vesting over the subsequent 6 or 12 months.

On May 12, 2021, the Company granted four non-employee directors with an annual grant of stock options under the Incentive Plan to purchase 100,000 shares of common stock each, at a per share exercise price of $0.16 with a term of ten (10) years, with 25% of the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company. On May 12, 2021, the Company also granted (i) Mr. Johnson stock options under the Incentive Plan to purchase 450,000 shares of common stock, at a per share exercise price of $0.16 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to Mr. Johnson’s continuous service to the Company and (ii) Mr. Pino stock options under the Incentive Plan to purchase 385,000 shares of common stock, at a per share exercise price of $0.16 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to Mr. Pino’s continuous service to the Company.

Total stock based compensation expense was $151,422 and $1,446,922 for the nine month periods ending September 30, 2021 and September 30, 2020, respectively.

The following table summarizes the stock option activity for the Company’s Incentive Plan:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2019	4,293,750	$1.13	9.03
Granted	50,000	0.27	9.75
Exercised	-	-
Forfeited/cancelled/expired	(150,000)	1.42
Outstanding at December 31, 2020	4,193,750	1.11	8.03
Granted	1,235,000	0.16	9.62
Exercised	-	-
Forfeited/cancelled/expired	(193,750)	1.21
Outstanding at September 30, 2021	5,235,000	$1.14	7.84

Vested and exercisable at September 30, 2021	4,017,167	$0.94	7.35

Below are the assumptions for the fair value of share-based payments for the nine month period ended September 30, 2021 and the year ended December 31, 2020.

	Stock option assumptions for the period ended
Stock option assumptions	September 30, 2021	December 31, 2020
Risk-free interest rate	1.32%	1.20%
Expected dividend yield	0.0%	0.0%
Expected volatility	147.8%	183.8%
Expected life of options (in years)	10	10

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7: LEASES

On June 22, 2018, the Company entered into a sublease agreement with EDSA Inc. for the lease of principal executive offices for the Company in Fort Lauderdale, Florida. The lease went into effect as of July 1, 2018 and expired pursuant to the terms of the lease on August 31, 2021. The lease contained annual escalators and charged Florida sales tax.

On December 2, 2019, the Company entered into a 61 month lease with Majestic Commercenter Phase 9, LLC. (“Majestic”), for warehousing, distribution and related administration office in Aurora, Colorado. The lease allowed for an abated first month of rent. The lease contained annual escalators in addition to other periodic payments pertaining to taxes, utilities, insurance and common area costs.

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

Total lease amortization expense was $109,442 and $180,841 for the nine month periods ending September 30, 2021 and September 30, 2020, respectively.

As of September 30, 2021, and December 31, 2020, operating leases have no minimum rental commitments.

NOTE 8: SHAREHOLDERS’ (DEFICIT)

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 4,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock and 1,000,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock.

Common Stock

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (“Units”) at a price of $0.50 per Unit, which private offering ended April 30, 2021. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. From January 1, 2021 through April 30, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The terms of this offering provided that, if during the one-year period from the final closing of the offering, the Company undertakes a subsequent private offering of its equity, equity equivalent or debt securities (a “Subsequent Offering”), the investor will be entitled to exchange their Units purchased in the offering for an equivalent dollar amount of securities sold in the Subsequent Offering (based on the respective offering prices). The Company also entered into a registration rights agreement with the investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement. As of September 30, 2021, all Unit holders converted their Units into Series A Preferred Shares.

In March 2020, the Company issued 153,279 shares of common stock in accordance with a cashless exercise of warrants.

Preferred Stock

On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation of the Company which authorized preferred stock consisting of 5,000,000 shares, par value $0.001 per share, issuable from time to time in one or more series. On May 10, 2021, the Company filed a Certificate of Amendment to the Articles of Incorporation designating 4,000,000 shares of preferred stock as Series A Convertible Preferred Stock and 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 11, 2021, the Company entered into a Securities Purchase Agreement with the Wit Trust, pursuant to which the Company contemporaneously sold to the Wit Trust an aggregate of (a) 2,000,000 Series A Preferred Shares; and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the Wit Trust to the Company during April 2021); and (ii) the surrender by the Wit Trust to the Company of 2,000,000 units (“Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Wit Trust and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares as set forth below, the Wit Trust then held approximately 87% of the voting power of the Company and accordingly, a “Change in Control” occurred.

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and conversion of an account payable); and (ii) the surrender of 280,000 units (the “Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by certain investors and the Company in February through April 2021. The investors in the Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Kuno van der Post, a member of the Board of Director of the Company, in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest.

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

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the nine month periods ended September 30, 2021 and September 30, 2020, respectively, and the per share effect of the preferred stock dividends if their effect was not anti-dilutive.

	Undeclared dividends For the nine months ended September 30,		Undeclared dividends per share For the nine months ended September 30,
Series of preferred stock	2021	2020	2021	2020
Series A preferred stock dividends	$64,104	$-	$0.02	$-
Series B preferred stock dividends	30,904	-	$0.03	$-
Total undeclared preferred stock dividends	$95,008	$-

The following table presents the cumulative undeclared dividends by class of preferred stock as of September 30, 2021 and September 30, 2020, respectively, and the per share amount by class of preferred stock. These cumulative undeclared dividends are recorded in Dividends payable on our balance sheet as of September 30, 2021 and September 30, 2020.

	Cumulative undeclared dividends as of September 30,		Cumulative undeclared dividends per share as of September 30,
Series of preferred stock	2021	2020	2021	2020
Series A preferred stock	$64,104	$-	$0.02	$-
Series B preferred stock	30,904	-	$0.03	$-
Cumulative undeclared preferred stock dividends	$95,008	$-

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 9: CONCENTRATIONS

The Company had one customer for the nine months ended September 30, 2021 that accounted for 17% of sales. For the nine months ended September 30, 2020, one customer accounted for 19% of sales.

The Company had three customers at September 30, 2021 accounting for 46%, 21% and 15% of accounts receivable. At December 31, 2020, the Company had two customers accounting for 43% and 17% of accounts receivable.

NOTE 10: RELATED PARTY

A law firm owned by the brother of Alexander M. Salgado, our former Chief Executive Officer, renders legal services to the Company. The firm incurred expenses in aggregate of $20,020 and $141,300 for such services during the nine month periods ended September 30, 2021 and September 30, 2020, respectively.

On April 19, 2021, the Company issued a secured convertible promissory note in the principal amount of $25,000 to Mr. Vickers. The note carried an interest rate of eight percent (8%) per annum and had a maturity date of May 19, 2021. On May 19, 2021, the Company and Mr. Vickers extended the maturity date of the note to October 1, 2021. On September 1, 2021, Mr. Vickers converted the outstanding $25,000 in principal and $25,000 in additional consideration in exchange for 50,000 Series A Preferred Shares.

On July 22, 2021, the Company issued secured convertible promissory notes in the aggregate principal amount of $1,075,000 in exchange for an aggregate amount of $1,075,000, which secured convertible promissory notes were issued to the Wit Trust, in the amount of $1,000,000, Mr. Johnson in the amount of $50,000, and Mr. Pino in the amount of $25,000. The secured convertible promissory notes accrued interest at eight percent (8%) per annum and had a maturity date of (i) April 1, 2022, or October 1, 2021. On August 18, 2021, Mr. Pino converted the outstanding $25,000 in principal in exchange for 25,000 Series A Preferred Shares. On September 7, 2021, Mr. Johnson converted the outstanding $50,000 in principal in exchange for 50,000 Series A Preferred Shares. On September 30, 2021 the Wit Trust converted the outstanding $1,000,000 in principal in exchange for 1,000,000 Series A Preferred Shares.

On August 30, 2021, the Company issued a secured convertible promissory note in the aggregate principal amount of $500,000 to the Wit Trust. The note carried an interest rate of eight percent (8%) per annum and had a maturity date of April 1, 2022. On September 30, 2021, the Wit Trust converted the outstanding $500,000 in principal in exchange for 500,000 Series A Preferred Shares.

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Mr. van der Post, a member of the Board of Director of the Company, in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest. As a result of the Private Placement and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares, the Wit Trust now holds approximately 87% of the voting power of the Company.

For the nine month period ended September 30, 2021 we incurred $1,661 in interest expense payable to related parties and $1,644 in interest expense payable to related parties for the nine month period ended September 30, 2020.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 10, 2020, Carrick-Harvest, LLC d/b/a Veritas Fine Cannabis (“Carrick”) filed an action against the Company in the U.S. District Court for the District of Colorado, alleging trademark infringement and unfair competition under the Lanham Act, cybersquatting under federal law, and common law unfair competition under Colorado law. Carrick alleged the Company violated these provisions through use of the alleged trademark VERITAS by providing “informational services” through its website. The action seeks an order that Carrick is the rightful owner of and has superior trademark rights in the marks and preventing the Company from registering their alleged infringing marks with the USPTO. On June 24, 2021, the Company entered into a non-monetary settlement and coexistence agreement with Carrick in which both parties agree not to challenge or bring any action against the opposing parties respective trademark ownership, use or registration in either parties respective fields.

On January 22, 2021, EMC Outdoor, LLC (“EMC Outdoor”) filed an action against the Company in Broward County Circuit Court alleging breach of contract and claiming damages in the amount of $304,783 which had been fully accrued in accounts payable in prior periods. On June 16, 2021, the Company entered into a conditional settlement agreement with EMC Outdoor (“EMC Outdoor Termination Agreement”). Pursuant to the terms of the EMC Outdoor Termination Agreement, the Company made one payment of $200,000 on July 22, 2021 which was drawn from the accrued accounts payable balance, upon which both parties were released from all further obligations to each other.

Employment Agreements

We have employment agreements in place with the following members of our executive management team:

Stephen E. Johnson, Chief Executive Officer

Ramon A. Pino, Chief Financial Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly terminated by either the employee or the Company prior to the end of the then current term as provided for in the employment agreement. Under the terms of the agreement, we may terminate the employee’s employment upon 30 or 60 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure provisions, as well as non-compete clauses. The agreements for Mr. Johnson and Mr. Pino contain severance provisions which entitles the employee to severance pay equal to one (1) year's salary and benefits in the event of (i) the employee's termination by the Company for any reason other than for cause, as described in the employment agreement, (ii) termination by the employee pursuant to a material breach of the agreement by the Company or for good reason in connection with a change of control, or (iii) non-renewal of the employment agreement by the Company.

NOTE 12: SUBSEQUENT EVENTS

On September 8, 2021, the Company entered into a thirty nine month lease with 1815 Building Company, for the lease of the Company’s new principal executive offices in Dania Beach, Florida. The lease has a commencement date of October 12, 2021 and will expire on January 31, 2025. The lease contains annual escalators. The Company analyzed the classification of the lease under ASC 842, and as it does not meet any of the criteria for a financing lease it will be classified as an operating lease.

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (the “Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default.

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

Veritas Farms products (50+ SKUs) include capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews. All product applications come in various flavors and strength formulations, in addition to bulk volume sales. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms website, www.theVeritasFarms.com, as well as through numerous other online retailers and “brick and mortar” retail outlets.

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

Recent Developments

Securities Purchase Agreement

On May 11, 2021 the Company entered into a Securities Purchase Agreement (“SPA”) with the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is trustee (“Wit Trust”), an existing shareholder, pursuant to which the Company contemporaneously sold to the Wit Trust an aggregate of (a) 2,000,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred Shares”); and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred Shares,” and together with the Series A Preferred Shares, collectively, “Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the Wit Trust to the Company during April 2021); and (ii) the surrender of 2,000,000 units (“Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Wit Trust and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Preferred Shares, the Wit Trust then held approximately 87% of the voting power of the Company and accordingly, a “Change in Control” occurred.

Pursuant to the SPA, the Wit Trust and the Company agreed to fix the number of members of the board of directors of the Company at five (5), three of whom shall be designated by the Wit Trust and two of whom shall be “independent” and acceptable to the Wit Trust. In addition, the Wit Trust has been accorded certain registration rights under the Securities Act of 1933, as amended, with respect to the shares of Common Stock issuable upon conversion of the Preferred Shares and ongoing financial and other information rights with respect to the Company.

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and conversion of an account payable); and (ii) the surrender of 280,000 units (the “Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by certain investors and the Company in February through April 2021. The investors in the Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Kuno van der Post, a member of the Board of Director of the Company, in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest.

Management Changes

In connection with the consummation of the issuance and sale of the Preferred Shares to the Wit Trust pursuant to the SPA in May 2021, Alexander M. Salgado stepped down as the Company’s Chief Executive Officer and director, and Dr. Bao T. Doan and Marc J. Horowitz resigned as directors of the Company. In addition, Michael Pelletier stepped down as an employee of the Company and entered into a three-month consulting agreement with the Company to continue as the Company’s Chief Financial Officer until his successor is appointed.

Contemporaneously therewith, Stephen E. Johnson (“Mr. Johnson”), Kuno D. van der Post (“Mr. van der Post”) and Craig J. Fabel were elected and appointed as the Wit Trust’s designees on the board of directors. In addition, Mr. Johnson was appointed as Chief Executive Officer and President of the Company, and Ramon A. Pino (“Mr. Pino”), was appointed as Executive Vice President of Finance, Treasurer and Secretary of the Company.

Corporate Information

The Company was incorporated in the state of Nevada on March 15, 2011 under the name Armeau Brands Inc. and changed its name to SanSal Wellness Holdings, Inc. on October 13, 2017. On January 31, 2019, the Company changed its name from SanSal Wellness Holdings, Inc. to Veritas Farms, Inc.

Our executive offices are located at 1815 Griffin Road, Suite 401, Dania Beach, FL 33004 and our telephone number is (833) 691-4367. Our corporate website is www.theveritasfarms.com. Information appearing on our website is not part of this Quarterly Report on Form 10-Q.

Results of Operations

The nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenues. Revenues for the nine months ended September 30, 2021 decreased to $2,004,071, as compared to revenues of $4,830,523 for the nine months ended September 30, 2020. The COVID-19 outbreak had an adverse effect on “brick and mortar” sales of our products and the timing of orders from a number of our retail customers. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and pet chews, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded its product lines to include beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers.

Cost of Goods Sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the nine months ended September 30, 2021 decreased to $1,287,505 from $2,252,016 for the nine months ended September 30, 2020. The decrease in cost of sales can be attributed to the decrease in sales during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Gross Margin. We had gross profit of $716,566 for the nine months ended September 30, 2021, as compared to gross profit of $2,578,507 for the nine months ended September 30, 2020. The decrease in gross profit can be attributed to the decrease in sales during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4,360,129 for the nine months ended September 30, 2021, from $7,613,994 for the nine months ended September 30, 2020. This reduction reflects expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other Income/(Expense). Interest expense for the nine months ended September 30, 2021 was $97,111, as compared to $97,723 for the nine months ended September 30, 2020. Interest expense decreased in the 2021 nine month period from the 2020 nine month period primarily due to the interest method amortization of a beneficial conversion feature. We recorded an extra-ordinary loss on lease termination of $244,840 for the nine months ended September 30, 2021 compared to $-0- for the nine months ended September 30, 2020. We also recorded an extra-ordinary gain on loan forgiveness of $932,462 for the nine months ended September 30, 2021 compared to $-0- for the nine months ended September 30, 2020 which was primarily driven by the forgiveness of a loan in the amount of $803,994 received under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“2020 PPP Loan”) as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and all accrued interest.

Net Loss. As a result of all of the foregoing, net loss for the nine months ended September 30, 2021, increased to ($3,381,921) or ($0.08) per share based on 43,968,420 weighted average shares outstanding, from ($5,133,210) or ($0.12) per share for the nine months ended September 30, 2020, based on 41,606,299 weighted average shares outstanding.

The three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenues. Revenues for the three months ended September 30, 2021 decreased to $555,870, as compared to revenues of $1,466,824 for the three months ended September 30, 2020. The COVID-19 outbreak had an adverse effect on “brick and mortar” sales of our products and the timing of orders from a number of our retail customers. Sales include bulk oils for wholesale, vegan capsules, tinctures, lotions, salves and pet chews, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded its product lines to include beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers.

Cost of Goods Sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the three months ended September 30, 2021 decreased to $282,117 from $574,277 for the three months ended September 30, 2020. The decrease in cost of sales can be attributed to the decrease in sales during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Gross Margin. We had gross profit of $273,753 for the three months ended September 30, 2021, as compared to gross profit of $892,547 for the three months ended September 30, 2020. The decrease in gross profit can be attributed to the decrease in sales during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,558,524 for the three months ended September 30, 2021, from $2,429,989 for the three months ended September 30, 2020. This reduction reflects expense reductions, including a reduction in personnel and 20% pay cuts taken by management and other senior staff in response to the COVID-19 outbreak. General and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other Income/(Expense). Interest expense for the three months ended September 30, 2021 was $34,801, as compared to $42,464 for the three months ended September 30, 2020. Interest expense decreased in the 2021 quarter from the 2020 quarter due to the interest method amortization of a beneficial conversion feature ending in Q1 2021. We also recorded an extra-ordinary gain on loan/debt forgiveness of $109,625 for the three months ended September 30, 2021 compared to $-0- for the three months ended September 30, 2020 which was primarily driven by the forgiveness of accounts payable.

Net Loss. As a result of all the foregoing, net loss for the three months ended September 30, 2021, increased to ($1,499,097) or ($0.04) per share based on 41,974,977 weighted average shares outstanding, from ($1,579,906) or ($0.04) per share for the three months ended September 30, 2020, based on 41,646,716 weighted average shares outstanding.

Liquidity and Capital Resources

As of September 30, 2021, total assets were $11,906,309, as compared to $12,408,021 at December 31, 2020. The decrease in assets is primarily due to a decrease in right of use assets, net of accumulated amortization related to the Majestic lease termination.

Total current liabilities as of September 30, 2021 were $2,243,894, as compared to $3,751,963 at December 31, 2020. The decrease was mainly due to the forgiveness of the 2020 PPP Loan of $803,994.

Net cash used in operating activities was $4,309,998 for the nine months ended September 30, 2021, as compared to $2,470,841 for the nine months ended September 30, 2020. The increase is largely attributable to the reduction in stock-based compensation and increase in prepaid expenses.

Net cash used in investing activities was $53,898 for the nine months ended September 30, 2021 as compared to net cash used of $77,423 for the nine months ended September 30, 2020, reflecting reduced capital expenditures in 2021.

Net cash provided by financing activities was $4,498,499 for the nine months ended September 30, 2021 as compared to $1,535,472 for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 included net proceeds of $803,994 from a loan received under the SBA Paycheck Protection Program as part of the business incentives offered in the CARES Act received in February 2021, and net proceeds of $86,895 and $3,665,440 from private offerings of our equity securities. Net cash provided by financing activities for the nine months ended September 30, 2020 included net proceeds from of a $200,000 convertible loan received in March 2020, the proceeds of $803,994 from the 2020 PPP Loan received in May 2020, and proceeds from a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan received in September 2020.

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our equity securities and loans from shareholders.

In March 2020, the Company received a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (“Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. On May 14, 2021, the Company paid $20,000 in accrued interest to the holder, and the Company and the investor extended the maturity date of the Convertible Note to September 6, 2021. In September 2021, the Company and the investor further extended the maturity date of the Convertible Note to October 1, 2022.

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (“Units”) at a price of $0.50 per Unit, which private offering ended April 30, 2021. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. From January 1, 2021 through April 30, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The terms of this offering provided that, if during the one-year period from the final closing of the offering, the Company undertakes a subsequent private offering of its equity, equity equivalent or debt securities (a “Subsequent Offering”), the investor will be entitled to exchange their Units purchased in the offering for an equivalent dollar amount of securities sold in the Subsequent Offering (based on the respective offering prices). The Company also entered into a registration rights agreement with these investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the United States Securities and Exchange Commission a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement. As of September 30, 2021, all Unit holders converted their Units to Series A Preferred Shares.

On May 11, 2021, the Company consummated the issuance and sale of the Preferred Shares to the Wit Trust described under “Recent Developments” above, which generated gross proceeds of $2,000,000 (including certain bridge financing previously furnished by the Wit Trust to the Company in April 2021).

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Mr. van der Post, a member of the Board of Director of the Company, in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest. As a result of the Private Placement and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares, the Wit Trust now holds approximately 87% of the voting power of the Company.

Subsequent to September 30, 2021, on October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (the “Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended September 30, 2021, the Company had an accumulated deficit of ($30,049,068) and a net loss of ($3,381,921). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

Effects of the Coronavirus (COVID-19) Pandemic on the Company

The adverse public health developments and economic effects of the current COVID-19 pandemic in the United States, could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures, closing of “brick and mortar” retail outlets and logistics restrictions imposed or which otherwise occur in connection with the pandemic. More broadly, the high degree unemployment resulting from the pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. The rapidly changing global market and economic conditions as a result of the COVID-19 pandemic have negatively impacted, and are expected to continue to negatively impact, our operations and business. The broader implications of the COVID-19 pandemic and related global economic unpredictability on our business, financial condition, and results of operations remain uncertain. At this time, we cannot accurately predict the effect the COVID-19 pandemic will have on the Company.

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

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

As a result of the COVID-19 pandemic, our workforce continued to operate primarily in a work from home environment for the quarter ended September 30, 2021 and we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 22, 2021, EMC Outdoor, LLC (“EMC Outdoor”) filed an action against the Company in Broward County Circuit Court alleging breach of contract and claiming damages in the amount of $304,783. On June 16, 2021, the Company entered into a conditional settlement agreement with EMC Outdoor (“EMC Outdoor Termination Agreement”). Pursuant to the terms of the EMC Outdoor Termination Agreement, the Company made one payment of $200,000 on July 22, 2021, upon which both parties were released from all further obligations to each other.

In addition to the legal proceeding described above and legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 pursuant to which the Company sold an aggregate of 2,000,000 shares of its Series A Convertible Preferred Stock.

The securities issued and sold in the August-September 2021 private offering were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.11	Lease Agreement with 1815 Building Company, LLC.

31.1*	Section 302 Certification of CEO pursuant to Rules 13a - 14(a) or Rule 15d - 14(a) under the Exchange Act

31.2*	Section 302 Certification of CFO pursuant to Rule 13a-14(a) or Rules 15d - 14(a) under the Exchange Act

32.1**	Section 906 Certification of CEO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

32.2**	Section 906 Certification of CFO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: November 12, 2021	By:	/s/ Stephen E. Johnson
Stephen E. Johnson, Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)