Form 10-K
period 2021-12-31
Veritas Farms, Inc.
filed 2022-04-12
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________.

Commission file number: 333-210190

VERITAS FARMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1254190
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1815 Griffin Road, Suite 401, Dania Beach, FL 33004

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (833) 691-4367

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTCQB, operated by OTC Markets Group, Inc., as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,599,487.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 11, 2022 was 41,625,331 shares.

VERITAS FARMS, INC

Annual Report on Form 10-K for the year ended December 31, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report are “forward-looking statements” regarding the plans and objectives of management for future operations. All statements other than statements of historical facts contained or incorporated by reference in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses; our inability to receive regulatory approval for our products; later discovery of previously unknown problems; reliance on third parties; competition between us and other companies in the industry; delays in the development of products; our ability to raise additional capital; continued services of our executive management team; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” on page 10 of this report. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, references in this report to “the Company,” “Veritas Farms,” “Veritas,” “we,” “us” and “our” refer to Veritas Farms, Inc. and its subsidiary. All share and per share information in this report gives pro forma effect to the implementation of a one for four reverse stock split effective September 20, 2019.

ii

PART I

Item 1. Business.

Business Overview

Veritas Farms, Inc. is a vertically-integrated agribusiness focused on growing, producing, marketing, and distributing superior quality, whole plant, full spectrum hemp oils and extracts containing naturally occurring phytocannabinoids (collectively, “CBD”). Veritas Farms™ owns and operates a 140 acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants which can potentially yield a minimum annual harvest of 250,000 to 300,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 square feet of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000 square foot onsite facility used for processing raw hemp, oil extraction, formulation laboratories and quality/purity testing. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program. The Company primarily conducts its business operations through its wholly-owned subsidiary, 271 Lake Davis Holdings, LLC, a Delaware limited liability company (“271 Lake Davis”).

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

The branding of the Company’s line of hemp oil and extract products has enabled market penetration during 2020 and 2021 into large retail chains vastly increasing brand exposure and awareness. The initial rollouts have been successful in creating distribution opportunities into thousands of new retail outlets across the country (over 8,000 retail outlets as of the date of this report). The shift from smaller order fulfilment to larger “Big Box” orders creates an economy of scale that offers the opportunity for the Company to achieve profitability.

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

Our Mission

Veritas Farms is a pioneer in quality CBD products and organic farming methods. It is committed to serving the global community by uncompromising on our quality and continuing the pursuit of cutting-edge, ethical innovation.

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

Our commitment to enhancing the symbiotic relationship between healthy plants and healthy people ensures that we provide whole-plant, broad spectrum cannabinoid-rich hemp products while using only natural protocols and sustainable farming methods.

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

Through our body’s endocannabinoid receptors, cannabinoid-rich hemp oil can mitigate both pain, swelling and inflammation associated with it. Science has long known about cannabinoid’s analgesic properties, which is why we now have a number of cannabinoid-rich hemp-infused topical creams and salves designed for direct application to skin.

There seems to be no end to the painful conditions for which cannabinoid-rich hemp oil could mean a measure of localized relief. Enthusiasts commonly cite arthritis, menstrual cramps, headaches, and even plain old muscle soreness or the itchiness from psoriasis and dermatitis as potential targets for the cannabis compound.

Current Industry Factors and Market Opportunity

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

The industrial hemp market is projected to grow at a compound annual growth rate of 34% from $4.6 billion in 2019 to $26.6 billion by 2025. The growth of this market is attributed to the increased consumption of hemp-based products. Our goal is to secure as large a share of the growing market for CBD products as possible, by taking advantage of the fractured nature of the industry, the poor quality products offered by some competitors and the lack of knowledge of the potential benefits of CBD by means of:

●	Offering only the highest quality products by maintaining control of the growing, extracting and manufacturing processes;

●	Providing a one-stop vertically integrated source for CBD products;

●	Increasing demand by educating consumers on the potential benefits of use of CBD products; and

●	Employing an integrated marketing plan across both traditional and digital channels.

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

Our primary products are made as:

●	Cannabinoid-rich hemp oil: a pure, concentrated extract made from the flowers, leaves and stalks of the cannabis species, which is sold at wholesale in bulk wholesale and also used for Veritas Farms product formulation.

●	Cannabinoid-rich hemp capsules and gummies in easy-to-swallow or chew form.

●	Tinctures that are used sublingually as an efficient way to absorb cannabinoids.

●	Topically applied products such as lotions and oils that are applied directly to the skin, usually to treat a specific spot of pain or inflammation.

All Veritas Farms products are of the highest-quality and are third-party laboratory tested for strength/purity, bio-contaminants, heavy metals, pesticides, and solvents. Our core product lines pipeline include:

●	The General Health & Wellness line of products including hemp oils, capsules, gummies, salves, balm sticks and lip balms.

●	The Functional product line consisting of hemp oils, soft gels, gummies, and sports creams.

●	A CBD-infused line of pet products - Veritas Pets™.

●	The Veritas Beauty™ and skin care product line, encompassing massage oils, salves, lotions and creams.

Adoption of a Functional Product Line

Since inception, Veritas Farms has offered a variety of full-spectrum hemp oil products designed to improve the general health and wellness of our consumers. However, due to the COVID-19 pandemic and evolving needs of our consumers, Veritas will be launching a new purpose-built product line in the second quarter of 2022 designed to target a wider variety of common health conditions, supported with additional dietary supplements.

According to data insights from New Frontier Data, 82% of consumers that purchase CBD products do so for a specific need. Only 18% of consumers purchase CBD for general health and wellness. By modifying the cannabinoid potency levels (CBD, CBG, CBN, etc.) and adding in additional natural botanicals and adaptogens that have a proven benefit for certain health conditions, Veritas has been able to scientifically design a functional line of products that is specific to the needs of consumers. The new line consists of six products including Sleep Support, Stress Relief, Muscle & Joint Relief, Immunity Boost, Heart Health, and Energy Boost.

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

Veritas Farms uses advanced, strict natural protocols to cultivate its cannabinoid-rich hemp oil yield from its plants. After naturally air drying, only the leaves and flowers richly coated with trichomes are processed with our advanced ethanol spray evaporation extractors according to the planned uses for the cannabinoid-rich hemp extracts. Whole-plant full spectrum cannabinoid-rich hemp extracts are then further processed using chromatography and other techniques yielding pure distillates and other derivatives exceeding 80% cannabinoid-rich hemp with 0.3% or less THC.

Marketing and Sales

Overview

The primary target customers and markets for Veritas Farms products are:

●	Ages 25 – 55 (Millennials and Gen Xers)

o	Health conscious/open minded consumers looking for an “alternative” all-natural approach to health and wellness

o	Middle to upper class income levels

●	Medical patients

o	Looking to treat chronic disease, illness, pain, stress, sleep, and other specific conditions

●	Baby Boomers

o	Health conscious

o	Seeking alternatives to pharmaceuticals for chronic conditions

o	Upper income levels

●	Athletes

o	Helps relieve pain and reduce inflammation

o	Aids in muscle relaxation

●	Pet Owners

o	Passionate about pets

o	Disposable income to spend on pets

o	Affluent 30+

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

Affiliate Marketing, Affiliate marketing leverages partners or affiliates that earn a commission for marketing our products. The affiliates are allowed to pick which products they enjoy selling the most, preferably products they use and find effective, then promote that product to their followers and earn a piece of the profit. The sales are tracked via affiliate links from their website to ours.

Search Engine Optimization, (“SEO”). SEO is important for establishing and creating an online presence. Most online interaction starts with key words manually entered into a search engine, in relevant website options for the user. The Veritas Farms SEO marketing plan contemplates a monthly campaign to ensure the website ranks in top relevance for industry-related searches on major search engines such as Google, Bing and Yahoo.

Intellectual Property

We do not currently have any patents or copyrights. We currently own trademark registrations for the marks “VERITAS FARMS”, and “Veritas | Farms”, and a pending trademark application for the mark “VERITAS FARMS V BE TRULY HEALTHY”.

We rely on a combination of trade secret, including federal, state and common law rights in the United States, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived under their respective employment, consultant, or advisor agreement, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our business is affected by our ability to protect against misappropriation and infringement of our intellectual property, including our trademarks, service marks, domain names, and other proprietary rights.

Government Regulation

We operate our business in markets that are both highly regulated and rapidly evolving. We are subject to numerous federal, state, local, and foreign laws and regulations affecting our operations in a number of areas. These laws and regulations affect the Company’s activities in areas including, but not limited to, the hemp business in the United States, the consumer products and nutritional supplement markets in the United States, consumer protection, labor, intellectual property ownership and infringement, interstate commerce and taxation, federal and state healthcare, environmental and safety. The successful execution of our business objectives will be contingent upon our compliance with all applicable laws and regulations and obtaining all necessary regulatory approvals, permits and registrations, which may be onerous and expensive.

The federal Agricultural Improvement Act of 2018 (“Farm Bill”), signed into law on December 20, 2019, along with the Agricultural Act of 2014, the corresponding Consolidated Appropriations Act of 2016 provisions (as extended by resolution into 2019) and Colorado’s Industrial Hemp Regulatory Program and related state law, permit the cultivation of hemp, and the processing and manufacturing of hemp products, as part of agricultural pilot programs and/or state plans adopted by individual states, including Colorado (pursuant to which we operate). However, there can be no assurance that new legislation or regulations may be introduced at either the federal and/or state level which, if passed, would impose new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products. New legislation or regulations may require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials and it is possible that the costs of complying with these new regulatory requirements could be material.

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

Competition

The industrial hemp cultivation and derivative products industry is relatively new and evolving. Brand recognition, quality, performance, availability, and price are some of the factors that impact consumers’ choices among competing products and brands. Advertising, promotion, merchandising and the pace and timing of new product introductions also have a significant impact on consumers’ buying decisions. While we believe that the industry is fragmented at the present time, there is vigorous competition within each market where our products are sold, and there are numerous competitors, including Green Roads, Charlotte’s Web, cbdMD, Medterra and CV Sciences, some of whom are larger and have a longer operating history and greater financial resources than does the Company. Moreover, we may also face competition with larger firms in the consumer products manufacturing and distribution industry, who elect to enter the market given the relatively low barriers to entry. Veritas Farms believes that it competes effectively with these companies because of its vertical integration through the cultivation, extraction, formulation, manufacturing and distribution processes, the quality of its products and customer service. However, no assurance can be given that Veritas Farms will effectively compete with its existing or future competitors.

Human Capital Resources

We strive to create a high-performance culture that embraces diversity, inclusion, diverse perspectives and experiences, to ensure that employees have opportunities to develop the skills they need to grow and excel in their fields. Human capital management is a priority for our executives and board of directors. We are committed to identifying and developing the talent necessary for our long-term success. We have a robust talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in our organization. Annually, we conduct a robust review with the leadership team focusing on high performing and high potential talent, diverse talent and succession for our critical roles.

We also recognize that it is important to develop our future leaders. We provide a variety of resources to help our employees build and develop their skills, including online development resources as well as individual development opportunities and projects for key talent. Additionally, we have leadership development resources for our future leaders as they continue to develop their skills.

We also foster a strong corporate culture that promotes high standards of ethics and compliance for our business, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our employees, officers, directors, or vendors.

As of December 31, 2021 we employed 44 full time employees and consultants Company-wide including 20 of whom are based in Florida, Maryland and California and 24 of whom are based in Colorado. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These measures include allowing many employees to work from home and implementing additional safety measures for employees continuing critical on-site work. We believe in supporting our employees’ health and well-being. Our goal is to help employees make informed decisions about their health by providing the tools and resources necessary to achieve a healthier lifestyle. We offer our employees a wide array of benefits such as life and health (medical, dental, and vision) insurance, and paid time off, as well as emotional well-being services through our health insurance program.

We offer competitive compensation to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees’ total compensation package includes market-competitive salary, bonuses or sales commissions, and equity. We generally offer equity grants to certain full-time employees, primarily management, after their one-year anniversary of hire and through annual equity grants because we want them to be owners of the Company and committed to our long-term success. We have conducted an annual pay equity analysis, and continue to be committed to pay equity.

Our Background

Veritas Farms was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.,” and on January 31, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State changing the name from “SanSal Wellness Holdings, Inc.” to “Veritas Farms, Inc.”

On September 27, 2017, the Company entered into a Securities Exchange Agreement with all the members of 271 Lake Davis, pursuant to which 271 Lake Davis became a wholly-owned subsidiary of the Company (the “271 Lake Davis Holdings, LLC Acquisition”). 271 Lake Davis was founded in February 2015 to produce natural rich-hemp products.

On May 11, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is the trustee (“Wit Trust”), an existing shareholder, pursuant to which the Company contemporaneously sold to the Wit Trust an aggregate of (a) 2,000,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred Shares”); and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred Shares,” and together with the Series A Preferred Shares, collectively, “Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the Wit Trust to the Company during April 2021); and (ii) the surrender of 2,000,000 units (“Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Wit Trust and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Preferred Shares, the Wit Trust then held approximately 88% of the voting power of the Company and accordingly, a “Change in Control” occurred.

Pursuant to the SPA, the Wit Trust and the Company agreed to fix the number of members of the board of directors of the Company at five (5), three of whom shall be designated by the Wit Trust and two of whom shall be “independent” and acceptable to the Wit Trust. In addition, the Wit Trust has been accorded certain registration rights under the Securities Act of 1933 (“Securities Act”), as amended, with respect to the shares of common stock issuable upon conversion of the Preferred Shares and ongoing financial and other information rights with respect to the Company.

In connection with the consummation of the issuance and sale of the Preferred Shares to the Wit Trust pursuant to the SPA, Alexander M. Salgado stepped down as the Company’s Chief Executive Officer and director, and Dr. Bao T. Doan and Marc J. Horowitz resigned as directors of the Company. In addition, Michael Pelletier stepped down as an employee of the Company and entered into a three-month consulting agreement with the Company to continue as the Company’s Chief Financial Officer until his successor is appointed.

Contemporaneously therewith, Stephen E. Johnson (“Mr. Johnson”), Kuno D. van der Post (“Dr. van der Post”) and Craig J. Fabel (“Mr. Fabel”) were elected and appointed as the Wit Trust’s designees on the board of directors. In addition, Mr. Johnson was appointed as Chief Executive Officer and President of the Company, and Ramon A. Pino (“Mr. Pino”), was appointed as Executive Vice President of Finance, Treasurer and Secretary of the Company.

Available Information

Our website address is www.theVeritasFarms.com. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into this report or any other filings we make with the Securities and Exchange Commission (“SEC”). We file annual, quarterly, and current reports with the SEC. Our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”) are available free of charge over the Internet at the SEC’s web site at www.sec.gov. Our SEC filings are not posted on our website.

Item 1A. Risk Factors.

An investment in our securities is speculative in nature and involves a high degree of risk. In addition to the other information contained in this report, our stockholders and prospective investors should carefully consider the following risk factors in evaluating us and our business, any of which could materially adversely affect our business, financial condition, or operating results and could result in a loss of your investment.

We have a history of losses, a large accumulated deficit and may incur future losses. We may be unable to achieve or maintain profitability in the future.

The Company commenced operations in 2016 and began generating commercial revenues in 2017. The Company incurred net losses of $7,263,567, $7,592,539 and $11,147,608 for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, we had an accumulated deficit of $33,930,714. We are subject to all the problems, expenses, difficulties, complications and delays encountered in establishing a new business. The Company does not know if it will become commercially viable and ever generate significant revenues or operate at a profit.

We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our ability to conduct our business could be materially affected if we were unable to repay or extend the maturity dates of our outstanding indebtedness.

As of the filing date of this report, we had outstanding borrowings of $2,002,422 of principal amount, of which:

●	approximately $200,000 at 10% interest is due in October 2022;

●	approximately $37,304 at 9.5% interest is due in December 2022;

●	approximately $10,614 at 9.5% interest is due in May 2023;

●	approximately $50,510 at 7.2% interest is due in September 2024;

●	approximately $750,000 at 10% interest is due in October 2024 (“Credit Line”);

●	approximately $803,994 at 1% interest is due in February 2026; and

●	approximately $150,000 at 3.75% interest is due in June 2050;

Further, in connection with the Credit Line which is for an amount up to $1,500,000 by the Wit Trust, we have granted the trust a security interest in our assets, such that all of our tangible and intangible assets are subject to a lien held by the trust. See Note 13: Subsequent Events

The debt instruments include events of default, including, among other things, payment defaults, any breach by us of representations, warranties or covenants, certain bankruptcy events and, and in connection with the Credit Line, if any lawsuit, money judgment, writ or similar process is entered or filed against us or our subsidiary or any of our assets for more than $100,000. If an event of default were to occur under any of the debt instruments and we were unable to obtain a waiver for the default or extend the maturity dates of the debt instruments, the counterparties could, among other remedies, accelerate our obligations under the debt instrument, and in connection with the Credit Line exercise the creditor’s right to foreclose on their security interests, which would cause substantial harm to our business and prospects.

The Company needs additional financing to continue operations and become profitable; if we do not raise additional capital, we will need to curtail or cease operations; and our financial statements contain a going concern qualification.

We require additional capital for the development of our business operations. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain additional funding in order to continue our operations. The uncertainties surrounding our ability to fund our operations raise substantial doubt about our ability to continue as a going concern.

To date, the Company has funded its development activities primarily through private placements of equity, capital contributions from its principals and stockholder loans. As of December 31, 2021, we had approximately $481,763 in cash. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021, includes an explanatory paragraph stating that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. To become profitable, the Company will require additional financing. There can be no assurance that additional financing will be available to the Company when needed, on favorable terms or otherwise. The exact amount of additional financing raised, if any, will determine how quickly we can reach profitability on our operations. If additional funding is not obtained, we may need to reduce, defer or cancel product development efforts, our production and marketing operations, or overhead expenditures to the extent necessary. Moreover, any such additional financing may dilute the interests of existing stockholders. The absence of additional financing, if and when needed, could cause the Company to delay full implementation of its business plan in whole or in part, curtail its business activities, seriously harm the Company and its prospects and have an adverse effect on the Company’s financial condition and results of operations.

We cannot accurately predict the long-term adverse effects of the current COVID-19 pandemic on the Company.

The adverse public health developments and economic effects of the current COVID-19 pandemic in the United States, could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures, closing of “brick and mortar” retail outlets and logistics restrictions imposed or which otherwise occur in connection with the pandemic. More broadly, negative global and national economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer and business confidence resulting from the pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. At this time, we cannot accurately predict the long-term effects the COVID-19 pandemic will have on the Company.

Our limited operating history makes it difficult for potential investors to evaluate our business prospects.

The Company commenced operations in 2016 and began generating commercial revenues in 2017. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties, and we cannot assure you that the Company will achieve or sustain profitability in the future.

The Company’s prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including our success in attracting and retaining motivated and qualified personnel, our ability to establish credit lines or obtain financing, our ability to develop and market new products, our ability to control costs, and general economic conditions. We cannot assure you that the Company will successfully address any of these risks. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

The Company’s ultimate success will be dependent in part on our ability to successfully develop, produce and market a portfolio of natural phytocannabinoid-rich industrial hemp products, and market acceptance of our planned products.

Our ultimate success will be dependent in part on our ability to successfully develop, produce and market a portfolio of natural phytocannabinoid-rich industrial hemp products. We are an agribusiness and grow our product indoors and outdoors, and there are risks associated with the production of our product relating to such things as weather, soil deterioration, and infestation that could affect our supplies and inventory. In addition, market acceptance by and demand for our products from consumers will also be key factors in our ability to succeed. If we are unable to develop and market our portfolio of existing and planned products or if they are not accepted by consumers, our business, results of operations and financial condition could be seriously harmed.

We face substantial risk of product liability claims and potential adverse product publicity.

Like any other retailer, distributor or manufacturer of products that are designed to be ingested, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury. Although we carry products liability insurance, a successful products liability claim brought against us that is in excess of our insurance coverage limits or assertion or settlement of any uninsured claim, or a significant number of insured claims could have a material adverse effect on our business and results of operations.

A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales and profitability, and could reduce or deplete our financial resources.

A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could damage our relationships with our customers and reduce end-user loyalty. A product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. As a result, a significant product defect or product recall could cause a decline in our sales and profitability and could reduce or deplete our financial resources.

We need to undertake additional significant marketing efforts for our present and planned products.

Until 2019, our marketing efforts were limited in large part to sales in the business-to-business channel. In order to achieve profitability, we need to undertake significant marketing efforts for our existing and planned products in the business-to-consumer and medical channels, including building awareness of our Veritas Farms™ brand and promoting both online and “brick and mortar” sales. While we have significantly expanded our efforts since 2019, these marketing efforts must continue on an ongoing basis. There is no assurance that any marketing strategy we develop can be successfully implemented or if implemented, that it will result in significant sales of our existing and planned products.

Our agreements with customers do not require the purchase of any specified amount of products.

Our agreements with customers do not require them to purchase any specified amounts of our products or dollar amounts of sales or to make any purchases whatsoever. Therefore, we cannot assure you that, in any future period, our sales generated from our customers, individually or in the aggregate, will equal or exceed historical levels. We also cannot assure you that, if sales to any of our customers cease or decline, we will be able to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales, or a decrease in the prices of products sold to one or more of these customers could cause a significant decline in our net sales and profitability.

If the Company fails to properly manage its anticipated growth, the Company’s business could suffer.

A significant part of the Company’s strategy will be to expand sales and marketing of its existing products into new channels and geographic markets and develop, sell and market additional products, such as those in its Veritas Farms™ product line. As we continue to grow our business and develop products, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. The Company expects its growth to place a significant strain on management, as well as on operational and financial resources and systems. To manage growth effectively, the Company will need to maintain a system of management controls, and attract and retain qualified personnel, as well as develop, train and manage management-level and other employees. Failure to manage our anticipated growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could have a material adverse effect on the ability to successfully implement our planned growth strategies, as well as on the Company’s business, results of operations and financial condition.

Our management may not be able to control costs in an effective or timely manner.

The Company’s management has used reasonable efforts to assess, predict and control costs and expenses. However, the Company only has a limited operating history upon which to base those efforts. Implementing our business plan may require more employees, capital equipment, supplies or other expenditure items than management has predicted. Likewise, the cost of compensating employees and consultants or other operating costs may be higher than management’s estimates, which could lead to sustained losses.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

●	Demand for our products;

●	Our ability to obtain and retain existing customers or encourage repeat purchases;

●	Our ability to manage our product inventory;

●	General economic conditions, both domestically and in foreign markets;

●	Advertising and other marketing costs; and

●	Costs of creating and expanding product lines.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of our stockholders.

Cybersecurity breaches of our IT systems could degrade our ability to conduct our business operations and deliver products and services to our customers, delay our ability to recognize revenue, compromise the integrity of our software programs, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged.

The market for CBD products is highly competitive and the Company faces substantial competition. If we are unable to compete effectively in the market, our business and operating results could be materially and adversely affected.

The industrial hemp cultivation and derivative products industry is relatively new and rapidly evolving. While we believe that the industry is fragmented at the present time, there are numerous competitors, including Green Roads, Charlotte’s Webb, Folium Biosciences, Mary’s Nutritional and CV Sciences, some of whom are larger and more well-established with a longer operating history and greater financial resources than does the Company. Moreover, we may also face competition with larger firms in consumer products manufacturing and distribution industry, who elect to enter the market given the relatively low barriers to entry. The Company believes that it competes effectively with its competitors because of its vertical integration through the cultivation, extraction, formulation, manufacturing and distribution processes, the quality of its products and customer service. However, no assurance can be given that the Company will effectively compete with its existing or future competitors. In addition, competition may drive the prices of our products down, which may have a materially adverse effect on our business.

Given the rapid changes affecting the global, national and regional economies generally, and the CBD industry specifically, the Company may experience difficulties in further establishing and maintaining a competitive advantage in the marketplace. The Company’s success will depend on our ability to keep pace with any changes in such markets, especially legal and regulatory changes. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our failure to appropriately and timely respond to changing consumer preferences and demand for new products and services could significantly harm our customer relationships and have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to changing consumer trends and preferences. Our failure to accurately predict or react to these trends could negatively impact consumer opinion of us as a source for the latest products, which in turn could harm our customer relationships and cause us to lose market share. The success of our product offerings depends upon a number of factors, including our ability to:

●	Anticipate customer needs;

●	Innovate and develop new products;

●	Successfully introduce new products in a timely manner;

●	Price our products competitively with retail and online competitors;

●	Deliver our products in sufficient volumes and in a timely manner; and

●	Differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could have a material adverse effect on our financial condition and results of operations.

Recent turnover with our executive officers and board of directors may disrupt our operations, our strategic focus or our ability to drive stockholder value.

There have been significant changes to our executive officers and board of directors in May 2021 as previously reported in our Current Report on Form 8-K filed May 12, 2021. On May 12, 2021, in accordance with the terms of a Securities Purchase Agreement dated May 12, 2021 with the Wit Trust, an existing stockholder, and the sale to the Wit Trust of the Series B Convertible Preferred Stock and Series A Convertible Preferred Stock, (i) Dr. Bao T. Doan and Marc J. Horowitz stepped down from the board of directors, (ii) Alexander M. Salgado stepped down as Chief Executive Officer and a director of the Company, (iii) Michael Pelletier stepped down as an employee of the Company, except pursuant to a consulting agreement entered into with Mr. Pelletier on the same date, he continued to serve as Chief Financial Officer until August 11, 2021, (iv) Mr. Johnson, Dr. van der Post and Mr. Fabel were elected and appointed as directors on the board of directors, (v) Thomas E. Vickers, an incumbent director, was appointed as Chairman of the Board, (vi) Mr. Johnson was appointed as Chief Executive Officer and President of the Company, and (vii) Mr. Pino was appointed as Executive Vice President of Finance, Treasurer and Secretary of the Company, and who was subsequently appointed as Chief Financial Officer on August 11, 2021. Turnover among our executive officers and board of directors may disrupt our operations, our strategic focus or our ability to drive stockholder value, and could have a material adverse effect on our operations, business and financial condition.

We are dependent upon our executive officers and the loss of any of such individuals could have an adverse effect on the Company.

Our success depends in large part upon the efforts of Mr. Johnson, our Chief Executive Officer and our other executive officers, including Dave Smith (“Mr. Smith”), our Chief Operating Officer and Mr. Pino, our Chief Financial Officer. While we are party to employment agreements with Mr. Johnson and Mr. Pino, we do not currently maintain “key man” life insurance on any of our executive officers. Accordingly, the loss of the services of any of our executive officers, could potentially have a material adverse effect on the Company.

The Company’s success will be dependent in part upon its ability to attract qualified personnel and consultants.

The Company’s success will be dependent in part upon its ability to attract qualified management, operational, administrative, product development and marketing and sales personnel and consultants. The inability to do so on favorable terms may harm the Company’s proposed business.

Increases in costs, disruption of supply or shortage of materials, including raw materials could harm our business.

The Company may experience increases in the cost or a sustained interruption in the supply or shortage of materials needed for the growing and production of its products. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various materials, including raw materials, in our business. The prices for these materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our materials increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices for our products and services.

Natural elements and adverse weather events can disrupt our business.

Our business involves the growing of hemp, an agricultural product. Such business will be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Further, to the extent that our products are grown outside, we are subject to weather and climate conditions. Extended cold streaks, rain or snow, or generally cold weather or adverse climate conditions, could materially adversely affect our hemp plants. Accordingly, there can be no assurance that natural elements will not have a material adverse effect on any future production of our products.

There is limited availability of clinical studies regarding industrial hemp-based products.

Although hemp plants have a long history of human consumption, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations thereof in concentrated form. Although the Company performs research and/or tests the formulation and production of its products, there is limited clinical data regarding the safety and benefits of ingesting industrial hemp-based products. Any instance of illness or negative side effects of ingesting industrial hemp-based products would have a material adverse effect on our business and operations.

We do not have any business interruption insurance, and this may cause us to be unable to continue as a going concern if there is an interruption to our business.

There are a variety of things that may cause an interruption in our business, such as weather events. We do not carry business interruption insurance, which means that if our business is interrupted, we could be unable to produce, develop and market our products, and could lose substantial revenue and cash flow, materially harming our business, operations, and financial results.

We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.

Our commercial success depends, in large part, on our ability to obtain, maintain and protect our current and future brands (including Veritas Farms™), our proprietary formulations and products and to defend our intellectual property rights. Our ability to successfully implement our business plan depends on our ability to build and maintain brand recognition using trademarks, service marks, trade dress and other intellectual property. We cannot be sure that trademarks will be issued with respect to any future trademark applications or that our competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to us. We may rely on trade secret, trademark, patent and copyright laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. The steps we have taken and the steps we will take to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights. If our efforts to protect our intellectual property are unsuccessful or inadequate, or if any third party misappropriates or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on the Company’s business and prevent our brands from achieving or maintaining market acceptance. Protecting against unauthorized use of our trademarks and other intellectual property rights may be expensive, difficult and in some cases not possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, and proving any such infringement may be even more difficult.

The Company may experience difficulty opening or maintaining bank accounts.

Because the use, sale and distribution of cannabis remains illegal under federal law, many banks will not accept deposits from or provide other bank services to businesses involved with cannabis. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan. Furthermore, the inability to open bank accounts may make it difficult for our existing and potential customers to operate and may make it difficult for them to contract with us.

Laws and regulations affecting the CBD industry are evolving under the Farm Bill, and changes to applicable regulations may materially affect our future operations in the CBD market.

The CBD used by the Company is derived from hemp as defined in the Farm Bill and codified at 7 USC 1639o means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” The cannabis sativa plant and its derivatives may also be deemed marijuana, depending on certain factors. “Marijuana” is a Schedule I controlled substance and is defined in the Federal Controlled Substances Act (“CSA”) at 21 USC Section 802(16) as “all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds or resin.” Exemptions to that definition provided in 21 USC Section 802(16) include “the mature stalks of such plant, fiber produced from such stalks, oil or cake made from the seeds of such plant, any other compound, manufacture, salt, derivative, mixture, or preparation of such mature stalks (except the resin extracted therefrom), fiber, oil, or cake, or the sterilized seed of such plant which is incapable of germination” or hemp as defined in 7 USC 1639o.

Substances meeting the definition of hemp in the Farm Bill and 7 USC 1639o may be used in clinical studies and research through an Investigational New Drug (“IND”) application with the FDA. Substances scheduled as controlled substances, like marijuana, require more rigorous regulation, including interaction with several agencies including the FDA, the U.S. Drug Enforcement Administration (“DEA”), and the National Institute on Drug Abuse within the National Institutes of Health (“NIH”).

Accordingly, if the CBD used by the Company is deemed marijuana and, therefore, a Schedule I controlled substance, the Company could be subject to significant additional regulation, as well as enforcement actions and penalties pertaining to the CSA, and any resulting liability could require the Company to modify or cease its operations.

Furthermore, in conjunction with the Farm Bill, the FDA released a statement about the status of CBD as a nutritional supplement, noting that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug, and Cosmetic Act ( “FDCA”) and Section 351 of the Public Health Service Act. Any difficulties we experience in complying with existing and/or new government regulation could increase our operating costs and adversely impact our results of operations in future periods. The FDA has issued guidance titled “FDA Regulation of Cannabis and Cannabis-Derived Products, Including Cannabidiol (CBD)” pursuant to which the FDA has taken the position that CBD is prohibited from use as an ingredient in a food or beverage or as a dietary ingredient in or as a dietary supplement based on several provisions of the FDCA. In the definition of “dietary supplement” found in the FDCA at 21 USC 321(ff), an article authorized for investigation as a new drug, antibiotic, or biological for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, is excluded from the definition of dietary supplement. A similar provision in the FDCA at 21 USC 331(ll) makes it a prohibited act to introduce or deliver into commerce any food with a substance that was investigated as a new drug prior to being included in a food. There are no similar exclusions for the use of CBD in non-drug topical products, as long as such products otherwise comply with applicable laws. The FDA created a task force to address the further regulation of CBD and other cannabis-derived products and is currently evaluating the applicable science and pathways for regulating CBD and other cannabis-derived ingredients.

As a result of the Farm Bill’s recent passage, we expect that there will be a constant evolution of laws and regulations affecting the CBD industry which could affect the Company’s plan of operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal compliance and may ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Changes to state laws pertaining to industrial hemp could slow the use of industrial hemp, which could impact our revenues in future periods. Approximately 40 states have authorized industrial hemp programs pursuant to the Farm Bill. Additionally, various states have enacted state-specific laws pertaining to the handling, manufacturing, labeling, and sale of CBD and other hemp products. Compliance with state-specific laws and regulations could impact our operations in those specific states. Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured, and while there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests.

Our business is subject to compliance with government regulation, and the failure and costs associated therewith to comply with present and future government regulation could harm our business, results of operations, financial condition and prospects, could put us out of business and could cause you to lose your entire investment.

We are subject to numerous federal, state, local, and foreign laws and regulations, including those relating to:

●	the production of our products;

●	environmental protection;

●	interstate commerce and taxation; and

●	workplace and safety conditions, minimum wage and other labor requirements.

The Farm Bill, along with the Agricultural Act of 2014, the corresponding Consolidated Appropriations Act of 2016 provisions (as extended by resolution into 2018) and Colorado’s Industrial Hemp Regulatory Program and related state law, provide for the cultivation of hemp, and processing and manufacturing of hemp products, as part of agricultural pilot programs and/or state plans adopted by individual states, including Colorado (pursuant to which we operate). The uncertainty of conflicting interpretations of these legislative authorities, as they relate to: (a) the CSA’s provisions relating to the possession, cultivation, processing or other handling of “marijuana” or (b) the FDCA’s provisions relating to the permissibility of hemp-derived ingredients in finished consumer goods and products presents a substantial risk to the success and ongoing viability of the Company and the hemp industry in general. The uncertainty is a deterrent to investment in cannabis related businesses, securing channels of distribution and obtaining banking, payment processing services, transfer agent, clearing, and other financial services. Investors face uncertainty in the ability to deposit and clear the securities offered herein.

New legislation or regulations may be introduced at either the federal and/or state level which, if passed, would impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products. New legislation or regulations may require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material.

The FDA, FTC and their state-level equivalents, possess broad authority to enforce the provisions of federal and state law, respectively, applicable to consumer products and safeguards as such relate to foods, dietary supplements and cosmetics, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import or export (in conjunction with U.S. Customs and Border Protection) or otherwise deemed illegal, request a recall of illegal products from the market, and request the Department of Justice, or the state-level equivalent, to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. or respective state courts. The initiation of any regulatory action towards industrial hemp or hemp derivatives by the FDA, FTC or any other related federal or state agency, would result in greater legal cost to the Company, may result in substantial financial penalties and enjoinment from certain business-related activities, and if such actions were publicly reported, they may have a materially adverse effect on the Company, its business and its results of operations.

Unfavorable interpretations of laws governing hemp processing activities could subject us to enforcement or other legal proceedings and limit our business and prospects.

There are no express protections in the United States under applicable federal or state law for possessing or processing hemp biomass derived from lawful hemp not exceeding 0.3% THC on a dry weight basis and intended for use in finished product, but that may temporarily exceed 0.3% THC during the interim processing stages. While it is a common occurrence for hemp biomass to have variance in THC content during interim processing stages after cultivation but prior to use in finished products, there is risk that state or federal regulators or law enforcement could take the position that such hemp biomass is a Schedule I controlled substance in violation of the CSA and similar state laws. In the event that the Company’s operations are deemed to violate any laws, the Company could be subject to enforcement actions and penalties, and any resulting liability could cause the Company to modify or cease its operations.

Costs associated with compliance with various laws and regulations could impact our financial results.

The manufacture, labeling and distribution of CBD products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict our ability to market CBD based products in the future. The FDA may regulate our products to ensure that the products are not adulterated or misbranded. We may also be subject to regulation by other federal, state and local agencies with respect to our CBD based products. Our advertising activities are subject to regulation by the FTC under the Federal Trade Commission Act. In recent years, the FTC and state attorneys general have initiated numerous investigations of dietary and nutritional supplement companies and products. Any actions or investigations initiated against the Company by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations. Any actions or investigations initiated against the Company by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

The shifting regulatory environment necessitates building and maintaining of robust systems to achieve and maintain compliance in multiple jurisdictions and increases the possibility that we may violate one or more of the legal requirements applicable to our business and products. If our operations are found to be in violation of any applicable laws or regulations, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, injunctions, or product withdrawals, recalls or seizures, any of which could adversely affect our ability to operate our business, our financial condition and results of operations.

Uncertainty caused by potential changes to legal regulations could impact the use and acceptance of CBD products.

There is substantial uncertainty and differing interpretations and opinions among federal, state and local regulatory agencies, legislators, academics and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids and the CSA. These different opinions include, but are not limited to, the regulation of cannabinoids by the DEA and/or the FDA, and the extent to which manufacturers of products containing Farm Bill-compliant cultivators and processors may engage in interstate commerce. The existing uncertainties in the CBD regulatory landscape in the United States cannot be resolved without further federal, and perhaps state-level, legislation and regulation or a definitive judicial interpretation of existing laws and regulations. If these uncertainties are not resolved in the near future or are resolved in a manner inconsistent with our business plan, such uncertainties may have an adverse effect upon our plan of operations and the introduction of our CBD-based products in different markets.

If we fail to obtain necessary permits, licenses and approvals under applicable laws and regulations, our business and plan of operations may be adversely impacted.

We may be required to obtain and maintain certain permits, licenses and regulatory approvals in the jurisdictions where we sell or plan to sell our products. There can be no assurance that we will be able to obtain or maintain any necessary licenses, permits or approvals. Any material delay in obtaining, or inability to obtain, such licenses, permits and approvals is likely to delay and/or inhibit our ability to carry out our plan of operations, and could have a material adverse effect on our business, financial condition and results of operations.

Our and our independent distributors’ failure to comply with applicable advertising laws and regulations could adversely affect our financial conditions and results of operations.

The advertisement of our products is subject to extensive regulations in the markets in which we do business. We and our independent distributors may fail to comply with such regulations governing the advertising of our products. We cannot ensure that all marketing materials used by us and our independent distributors will comply with applicable regulations, including bans on false or misleading product claims. If we or our independent distributors fail to comply with applicable regulations, we could be subjected to claims of false advertising, misrepresentation, significant financial penalties, and/or costly mandatory product recalls and relabeling requirements with respect to our products, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

We are and plan to continue to be subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are and plan to continue to be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. To comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The incurrence of such costs is an expense to our operations, may increase as the Company grows and therefore have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if an active market ever develops, could drop significantly.

Our internal controls are inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our executive officers have identified two material weaknesses that have caused management to conclude that, as of December 31, 2021 our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting and or disclosure controls and procedures such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Item 9A. Controls and Procedures, the identified material weaknesses at December 31, 2021 relate to the following:

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

We have taken and are continuing to take additional steps to remedy these material weaknesses, including expansion of our accounting department and upgrading of our accounting systems. However, we have incurred and expect to incur additional expenses and management time in order to do so, which may adversely affect our business, results of operations and financial condition. Further effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our disclosure controls and procedures, and internal control over financial reporting, occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we cannot provide reliable or timely financial reports or prevent fraud, we could be required to restate our financial statements and be subject to, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects, and our business and operating results could be harmed. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate disclosure controls and procedures and internal control over financial reporting.

The Jobs Act and the Company’s designation as a “smaller reporting company” under the Exchange Act has reduced the information that the Company is required to disclose, which could adversely affect the price of our common stock.

Under the Jobs Act, the information that the Company is required to disclose has been reduced in a number of ways.

Before the adoption of the Jobs Act, the Company was required to register the common stock under the Exchange Act within 120 days after the last day of the first fiscal year in which the Company had total assets exceeding $1,000,000 and 500 record holders of the common stock; the Jobs Act has changed this requirement such that the Company must register the common stock under the Exchange Act within 120 days after the last day of the first fiscal year in which the Company has total assets exceeding $10,000,000 and 2,000 record holders or 500 record holders who are not “Accredited Investors.” As a result, the Company is now required to register the common stock under the Exchange Act substantially later than previously.

Since the Company is not required, among other things, to file reports under Section 13 of the Exchange Act or to comply with the proxy requirements of Section 14 of the Exchange Act until such registration occurs or to comply with certain provisions of Sarbanes-Oxley Act and the Dodd-Frank Act and certain provisions and reporting requirements of or under the Securities Act and the Exchange Act, and the Company’s officers, directors and 10% stockholders are not required to file reports under Section 16(a) of the Exchange Act until such registration occurs, the Jobs Act has had the effect of reducing the amount of information that the Company and its officers, directors and 10% stockholders are required to provide for the foreseeable future.

In addition, the Company is a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. A smaller reporting company is generally defined as a company with less than $250 million of public float or a company with less than $100 million in annual revenues and either no public float or a public float that is less than $700 million. As a smaller reporting company, we are not required to provide certain information in our SEC reports as is otherwise required by larger companies. Accordingly, the Company is not required, among other things, to provide information in its SEC reports as to “risk factors”, “selected financial data”, “supplementary financial information”, “quantitative and qualitative disclosures about market risk”, “only two-year MD&A comparison rather than three-year comparison”, “compensation discussion and analysis”, “grants of plan-based awards table”, “option exercises and stock vested table”, “pension benefits table”, “nonqualified deferred compensation table”, “disclosure of compensation policies and practices related to risk management”, “pay ratio disclosure”, “compensation committee report”, “description of policies/procedures for the review, approval or ratification of related party transactions”, or “auditor’s attestation of management’s assessment of internal control over financial reporting”. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates exceeds $250 million as of the end of our second fiscal quarter ending June 30th of each year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates exceeds $700 million as of the end of our second fiscal quarter ending June 30th of each year. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of this classification. We also expect that we will remain a smaller reporting company for the foreseeable future, and we could retain our smaller reporting company status indefinitely depending on the size of our revenues and public float.

As a result of such reduced disclosure, the price for the common stock may be adversely affected, if an active market ever develops.

Public companies are subject to risks relating to securities fraud and derivative lawsuits, which may have a material adverse effect on our business, operations, and financial results.

As a publicly traded company, we are subject to state and federal securities laws. There is a risk that we may be subject to lawsuits that allege that we have violated such laws. Such a lawsuit would cause us to incur significant legal fees and could take up significant time of our executive officers and directors. We may be unable to defend or settle such an action, causing a material adverse effect on our business, operations, and financial results.

Such allegations could materially harm our reputation among investors and damage our ability to raise funds, issue securities, or remain liquid. It may reduce trading volume and cause a significant decline in the market price of our shares of common stock, damaging your ability to sell the shares of common stock.

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares. Moreover, there is only a limited trading market for our common stock and we cannot guarantee the existence of an active established public trading market for our shares of common stock.

Our shares of common stock are currently quoted on the OTCQB market tier of the over-the-counter market operated by OTC Markets Group, Inc. (“OTC Markets”). Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our shares of common stock for reasons unrelated to operating performance. Accordingly, OTCQB may provide less liquidity for holders of our shares of common stock than a national securities exchange such as the Nasdaq Stock Market. Moreover, there is a limited trading market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that trading market might become. If a liquid trading market does not develop or is not sustained, investors may find it difficult to dispose of shares of our common stock and may suffer a loss of all or a substantial portion of their investment in our common stock.

Market prices for our shares of common stock may also be influenced by a number of other factors, including:

●	the issuance of new equity securities pursuant to a public or private offering;

●	changes in interest rates;

●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	variations in quarterly operating results;

●	change in financial estimates by securities analysts;

●	the depth and liquidity of the market for our shares;

●	investor perceptions of the Company and its industry generally; and

●	general economic and other national conditions.

All of the foregoing factors may limit the ability of an investor to liquidate their investment in our common stock. There is no assurance that we can successfully develop or maintain an active established trading market for our shares of common stock. Accordingly, investors should be prepared to hold the securities for an indefinite period of time.

Trading and listing of securities of cannabis related businesses, including our common stock, may be subject to restrictions.

In the United States, many clearing houses for major broker-dealer firms, including Pershing LLC, the largest clearing, custody and settlement firm in the United States, have refused to handle securities or settle transactions of companies engaged in cannabis related business. This means that certain broker-dealers cannot accept for deposit or settle transactions in the securities of cannabis related businesses. Further, stock exchanges in the United States, including Nasdaq and the New York Stock Exchange, have historically refused to list certain cannabis related businesses, including cannabis retailers, that operate primarily in the United States. Our existing operations, and any future operations or investments, may become the subject of heightened scrutiny by clearing houses and stock exchanges, in addition to regulators and other authorities in the United States. Any existing or future restrictions imposed by Pershing LLC, or any other applicable clearing house, stock exchange or other authority, on trading in our common stock could have a material adverse effect on the liquidity of our common stock.

Were our common stock to be considered penny stock, and therefore become subject to the penny stock rules, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock.

Broker-dealers are generally prohibited from effecting transactions in “penny stocks” unless they comply with the requirements of Section 15(h) of the Exchange Act and the rules promulgated thereunder. These rules apply to the stock of companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share or who do not meet certain other financial requirements specified by the SEC. Trades in our common stock are subject to these rules, which include Rule 15g-9 under the Exchange Act, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special written determination that the penny stock is a suitable investment for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.

The penny stock rules also require a broker/dealer, prior to effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker/dealer also must provide the customer with current bid and offer quotations for the relevant penny stock and information on the compensation of the broker/dealer and its salesperson in the transaction. A broker/dealer must also provide monthly account statements showing the market value of each penny stock held in a customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Our securities have in the past constituted “penny stock” within the meaning of the rules. Were our common stock to again be considered penny stock, and therefore become subject to the penny stock rules, the additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

Our directors with the consent of the majority of the holders of the Series B Convertible Preferred Stock have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation, with the consent of the majority of the holders of the Series B Convertible Preferred Stock and under certain circumstances with the consent of the majority of the holders of the Series A Convertible Preferred Stock, and without further action by the holders of our common stock, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. While we have no intention of issuing additional shares of preferred stock at the present time, we continue to seek to raise capital through the sale of our securities and may issue shares of preferred stock in connection with a particular investment. Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

The shares of Series B Convertible Preferred Stock issued in May 2021 provide super-voting rights that resulted in a change of control of the Company.

Each outstanding share of the Series B Convertible Preferred Stock of the Company entitles the holder to 250 votes at any meeting of our stockholders, for an aggregate of 250,000,000 votes, and such shares of Series B Convertible Preferred Stock will vote together with the common stockholders. As a result of the change in control, the holder of the Series B Convertible Preferred Shares could vote the shares in a manner that could be contrary to the interests of the holders of our common stock. All shares of the Series B Convertible Preferred Stock are owned by the Wit Trust.

The Cornelis F. Wit Revocable Living Trust controls approximately 88% of our outstanding voting securities. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including transactions that are otherwise favorable to our common stockholders.

As of the date of filing this report, the Wit Trust Wit Trust owned approximately 88% of our outstanding voting securities. As a result of this majority ownership of voting securities, the Wit Trust has the ability to exert substantial control over all matters requiring approval by our stockholders and our board of directors, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions, and may delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of the Wit Trust, regardless of the impact of such transaction on our other stockholders. This concentration of control could be disadvantageous to other stockholders with interests different from those of the Wit Trust.

We do not expect to pay cash dividends in the foreseeable future and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock, and; in respect of rights to the payment of dividends, the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock rank senior to the common stock.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our shares of common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our shares of common stock. Further, in respect of rights to the payment of dividends, the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock rank senior to the common stock and any other class or series of stock of the Company.

The “market overhang” from options, warrants, preferred stock and convertible securities could adversely impact the market price of our common stock.

The “market overhang” from options, warrants, preferred stock and convertible securities could adversely impact the market price of our common stock as a result of the dilution which would result if such securities were exercised for or converted into common stock. As of the date of filing this report, there were 41,625,331 shares of our common stock outstanding. In addition, the Company has issued and outstanding (i) 4,000,000 shares of Series A Convertible Preferred Stock, each share convertible into 20 shares of common stock for an aggregate of 80,000,000 shares of common stock, (ii) 1,000,000 shares of Series B Convertible Preferred Stock, each share convertible into 5 shares of common stock for an aggregate of 5,000,000 shares of common stock, and (iii) options, warrants and other securities exercisable for or convertible into 23,284,437 shares of common stock. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act, and shares issued upon the exercise or conversion of outstanding options, warrants, preferred stock or other convertible securities may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable option, warrant, preferred stock and convertible securities agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline.

We have historically funded our operations in large part with proceeds from equity and convertible debt financings, and we expect to continue to do so in the future. If we sell common stock or other equity or convertible debt securities in the future, our then-existing stockholders could be materially diluted by such issuances and new investors could gain rights, preferences and privileges senior to the holders of our common stock, which could cause the price of our common stock to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its 140-acre cultivation and production facility located at 8648 Lake Davis Road, Pueblo, Colorado.

Our executive and sales offices are currently located in approximately 3,527 square feet of space at 1815 Griffin Road Suite 401, Dania Beach, FL 33004. This space is leased from a non-affiliated party at a rental of approximately $8,818 per month pursuant to a three-year lease expiring in January 2025.

Our warehouse and distribution facilities are located in approximately 12,240 square feet of space at 1325 Cheyenne Ave., Pueblo, CO 81003. This space is leased from a non-affiliated party at a rental of approximately $4,590 per month pursuant to a three-year lease expiring in February 2024.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

There is no material legal proceeding, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such. From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCQB market tier of the OTC Markets’ electronic quotation system under the symbol “VFRM”. Currently the market for our common stock is extremely limited. We can provide no assurance that our common stock will continue to be traded on the OTCQB or another OTC Markets tier or an exchange, or if traded, that a meaningful, consistent and liquid market for our common stock will be sustainable.

The following table sets forth the range of high and low closing prices for our common stock as reported by OTC Markets for the periods indicated. The quotations obtained from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following compiled data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock.

	High	Low
2021
1st Quarter	$0.35	$0.17
2nd Quarter	$0.24	$0.14
3rd Quarter	$0.20	$0.10
4th Quarter	$0.11	$0.03

2020
1st Quarter	$1.02	$0.32
2nd Quarter	$0.43	$0.31
3rd Quarter	$0.40	$0.23
4th Quarter	$0.30	$0.16

On April 11, 2022, the closing price of our common stock as reported on by OTC Markets was $0.037.

Holders of our Common Stock

As of December 31, 2021, we had 41,625,331 shares of common stock issued and outstanding and approximately 200 holders of record of our common stock. One of these holders is CEDE, a company which is used for brokerage firms to hold securities in book entry form on behalf of their clients, and as of December 31, 2021 CEDE holds 11,247,090 shares of common stock for stockholders. Accordingly, we believe that Veritas Farms has less than 2,000 beneficial stockholders as of December 31, 2021.

Dividends

The payment by us of dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business. There can be no assurance that cash dividends of any kind will ever be paid.

Additionally, pursuant to the terms of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Preferred Shares”), the Company is prohibited from declaring and paying dividends on the Company’s common stock until all accrued and unpaid dividends are paid on such Preferred Shares. As of December 31, 2021, the accrued and unpaid dividends on the Preferred Shares were $195,830.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effects of the Current Coronavirus (COVID-19) Pandemic on the Company

The adverse public health developments and economic effects of the current COVID-19 pandemic in the United States, have and could continue to adversely affect the Company, and the Company’s customers and suppliers as a result of quarantines, facility closures, closing of “brick and mortar” retail outlets and logistics restrictions imposed or which otherwise occur in connection with the pandemic. More broadly, the high degree of unemployment resulting from the pandemic could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. At this time, we cannot accurately predict the effect the long-term effects the COVID-19 pandemic will have on the Company.

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenues. We had net sales for the year ended December 31, 2021 of $3,081,792, as compared to $6,225,848 for the year ended December 31, 2020. The decrease reflects a significant contraction of retail sales in 2021 from 2020, primarily as a result of the Covid-19 pandemic. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors. We co-package in addition to marketing our own Veritas Farms brand product line.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales increased to $4,108,133 for the year ended December 31, 2021, from $3,268,249 for the year ended December 31, 2020, primarily as a result of an inventory write down which occurred during the year ended December 31, 2021. We had gross (expense) of ($1,026,341) for the year ended December 31, 2021, as compared to gross margin of $2,957,599 for the year ended December 31, 2020.

Expenses. Selling, general and administrative expenses decreased to $6,300,733 for the year ended December 31, 2021, from $10,420,569 for the year ended December 31, 2020, reflecting the significant reduction in marketing expenses, as well as the reduction in the number of employees during the year ended December 31, 2021 in addition to a significant reduction in our stock-based compensation. Selling, general and administrative expenses primarily consist of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Interest expense was $86,645 during the year ended December 31, 2021 compared to $129,569 for the year ended December 31, 2020. Interest expense incurred to related parties was $65,650 during the year ended December 31, 2021 and $0 for the year ended December 31, 2020. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings that we entered into.

Net (Loss). As a result of the decrease in operating, marketing and public company expenses incurred during the year ended December 31, 2021, net loss for the year ended December 31, 2021, decreased to ($7,263,567) or ($0.17) per share based on 43,377,832 weighted average shares outstanding, from ($7,592,539) or ($0.18) per share based on 42,586,651 weighted average shares outstanding for the year ended December 31, 2020.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2021, we had working capital of approximately $1,832,595.

Cash increased to $481,763 at December 31, 2021 from $107,693 at December 31, 2020. The increase was primarily due to cash provided by financing activities.

As of December 31, 2021, total assets were $8,597,840, as compared to $12,408,021 at December 31, 2020. Assets primarily decreased due to decreases in accounts receivable, inventories and right of use assets.

Total liabilities as of December 31, 2021 were $3,772,555, as compared to $4,760,654 at December 31, 2020. The decrease was due in large part to decreases in accounts payable, accrued expenses, right of use lease liability.

Net cash used in operating activities increased to $4,755,792 for the year ended December 31, 2021, from $2,969,075 for the year ended December 31, 2020. Results of operations, offset by decreases in inventories, accounts payable stock-based compensation comprised most of the change.

Net cash used in investing activities was $80,289 for the year ended December 31, 2021 as compared to $88,038 for the year ended December 31, 2020, reflecting a decrease in cash used for the purchase of property and equipment in 2021.

Net cash provided by financing activities was $5,210,151 for year ended December 31, 2021, primarily attributable to net proceeds of $803,994 from a loan received under the SBA Paycheck Protection Program as part of the business incentives offered in the CARES Act received in February 2021, and net proceeds of $86,895 and $3,665,440 from private offerings of our equity securities. This compares to net cash provided by financing activities of $2,088,263 for the year ended December 31, 2020.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2021:

Contractual obligation	Payments due by period
	Total	Less than 1 year		1-2 Years	2-3 Years		3+ Years
Promissory notes(1)	$248,428	$63,422		$25,012	$18,229		$141,765
Convertible notes(1)	950,000	200,000	(2)	-	750,000	(3)	-
Paycheck Protection Program loan(1)	803,994	-		-	-		803,994	(4)
Operating lease obligations(5)	414,317	150,135		150,052	106,174		7,956
Total	$2,416,739	$413,557		$175,064	$874,403		$953,715

(1)	Amounts do not include interest to be paid.
(2)	Includes $200,000 of 10% convertible notes payable that mature in October 2022.
(3)	Includes $750,000 of 10% convertible notes payable that mature in October 2024.
(4)	Includes $803,994 of 1% notes payable that mature in February 2026.
(5)	Includes office lease obligations for our Corporate Office in Florida and our warehouse facilities in Colorado.

Sources of Liquidity and Capital Resources; Debt Obligations

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our equity securities, PPP loans, capital contributions made by members prior to completion of the September 2017 271 Lake Davis Acquisition by the Company and loans from stockholders.

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

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (“Units”) at a price of $0.50 per Unit, which private offering ended April 30, 2021. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. From January 1, 2021 through April 30, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The terms of this offering provided that, if during the one-year period from the final closing of the offering, the Company undertakes a subsequent private offering of its equity, equity equivalent or debt securities (a “Subsequent Offering”), the investor will be entitled to exchange their Units purchased in the offering for an equivalent dollar amount of securities sold in the Subsequent Offering (based on the respective offering prices). The Company also entered into a registration rights agreement with these investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement. As of December 31, 2021, all Unit holders converted their Units to Series A Preferred Shares.

On May 11, 2021, the Company consummated the issuance and sale of the Preferred Shares to the Wit Trust described under “Business – Our Background” above, which generated gross proceeds of $2,000,000 (including certain bridge financing previously furnished by the Wit Trust to the Company in April 2021).

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“2021 Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during April, July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the 2021 Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Mr. van der Post, a member of the Board of Director of the Company, in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest. As a result of the 2021 Private Placement and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares, the Wit Trust now holds approximately 88% of the voting power of the Company.

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

The accompanying financial statements have been prepared in conformity with GAAP in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended December 31, 2021, the Company had an accumulated deficit of ($33,930,714) and a net loss of ($7,263,567). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

The Company believes that it will require additional financing to fund its growth and achieve profitability The Company anticipates that such financing will be generated from subsequent private offerings of its equity and/or debt securities. While we believe additional financing will be available to us as needed, there can be no assurance that such financing will be available on commercially reasonable terms or otherwise, when needed. Moreover, any such additional financing may dilute the interests of existing stockholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

Capital Expenditures

Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

Presently, we have approximately $20,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next 12 months. We expect to fund these capital expenditure needs through a combination of vendor provided financing, the use of operating or capital equipment leases and cash provided from operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Factors Affecting Future Performance

Item 1A of this report sets forth risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

Critical Accounting Policies

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under Accounting Standards Update (“ASU”) 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment and the useful lives of intangible assets.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 Income Taxes, (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In accordance with ASC 740, management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

Effective September 27, 2017, the Company became taxed as a C-Corporation. Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2021 and 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Veritas Farms, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veritas Farms, Inc. (the Company) as of December 31, 2021, and 2020, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, as described in Note 2 to the financial statements, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2021, the Company had an accumulated deficit of $33,930,714, and a net loss of $7,263,567. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

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

Our audit procedures to address the Company’s valuation of inventory included the following, among others. We updated to our understanding of the Company’s inventory process, observations of year end quantities, and the testing of the cultivation, manufacturing and processing costs allocated to the various stages of inventory during the year. We also tested the Company’s net realizable values across each inventory and the assumptions used.

Impairment of long-lived assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value

Our audit procedures relating to the Company’s assessment of impairment of long-lived assets included the following, among others. We evaluated the methodologies and tested the significant assumptions and underlying data used by the Company. Such testing included assessing the reasonableness of the undiscounted cash flow projections used by the Company in their assessment of impairment in comparison with historical data and the Company’s assumptions used for the projections.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 12, 2022

VERITAS FARMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$481,763	$107,693
Inventories	3,211,882	5,891,983
Accounts receivable, net of allowance for doubtful accounts	104,773	386,379
Prepaid expenses	243,273	270,557
Total current assets	4,041,691	6,656,612
Property and equipment, net of accumulated depreciation	3,858,221	4,494,370
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	414,317	930,826
Other assets	228,611	271,213

TOTAL ASSETS	$8,597,840	$12,408,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,423,300	$2,020,605
Accrued expenses	144,534	414,777
Accrued interest	28,881	13,677
Dividends payable	195,830	-
Convertible notes payable, net of discount	200,000	176,250
Deferred revenue	4,580	16,256
Operating lease liability	150,135	240,324
Paycheck Protection Program loan	-	803,994
Notes payable, current portion	61,836	66,080
Total current liabilities	2,209,096	3,751,963

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	186,592	278,527
Notes payable, related parties, long term, net of discount	308,691	-
Paycheck Protection Program loan	803,994	-
Operating lease liability, net of current portion	264,182	730,164

TOTAL LIABILITIES	3,772,555	4,760,654

SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 4,000,000 and -0- issued and outstanding, respectively, at $0.001 par value	4,000	-
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and -0- issued and outstanding, respectively, at $0.001 par value	1,000	-
Common stock, 200,000,000 shares authorized, 41,625,331 and 45,784,977 issued and outstanding, respectively, at $0.001 par value	41,625	45,785
Additional paid in capital	38,709,374	34,268,729
Accumulated (deficit)	(33,930,714)	(26,667,147)

TOTAL SHAREHOLDERS’ EQUITY	4,825,285	7,647,367

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,597,840	$12,408,021

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2021	2020
Revenues	$3,081,792	$6,225,848

Cost of goods sold	2,116,142	3,268,249
Inventory write-down	1,991,991	-
Total Cost of goods sold	4,108,133	3,268,249

Gross margin/(expense)	(1,026,341)	2,957,599

Operating expenses
Selling, general and administrative	6,300,733	10,420,569
Total operating expenses	6,300,733	10,420,569

Operating (loss)	(7,327,074)	(7,462,970)

Other income/(expense)
Interest expense, related parties	(65,650)	-
Interest expense	(86,645)	(129,569)
Derivative (loss)	(3,500)	-
Gain on loan forgiveness	947,246	-
(Loss) on disposal	(287,274)	-
(Loss) on lease termination	(244,840)	-
Total other income/(expense)	259,337	(129,569)
(Loss) before income taxes	(7,067,737)	(7,592,539)
Income tax provision	-	-
Net (loss)	(7,067,737)	(7,592,539)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred stock	(144,762)	-
Series B preferred stock	(51,068)	-
Total preferred stock dividends	(195,830)	-
Net (loss) attributable to common shareholders	$(7,263,567)	$(7,592,539)

Net (loss) per share
Basic	$(0.17)	$(0.18)
Diluted	$(0.17)	$(0.18)
Weighted average number of shares outstanding
Basic	43,377,832	42,586,651
Diluted	43,377,832	42,586,651

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	Preferred Stock				Common Stock
	Series A Preferred		Series B Preferred				Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders’
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity

Balances at December 31, 2019	-	$-	-	$-	41,421,698	$41,422	$31,228,397	$(19,074,608)	$12,195,211

Stock-based compensation							2,028,460		2,028,460

Issuance of common stock for cash					4,160,000	4,160	880,875		885,035

Issuance of common stock for services					50,000	50	36,150		36,200

Cashless issuance of common stock, warrant exercise					153,279	153	(153)		-

Beneficial conversion feature							95,000		95,000

Net (loss)								(7,592,539)	(7,592,539)

Balances at December 31, 2020	-	-	-	-	45,784,977	45,785	34,268,729	(26,667,147)	7,647,367

Stock-based compensation							214,150		214,150

Issuance of common stock for cash					400,000	400	86,495		86,895

Issuance of Series A preferred stock	4,000,000	4,000			(4,559,646)	(4,560)	2,763,280		2,762,720

Issuance of Series B preferred stock			1,000,000	1,000			901,720		902,720

Beneficial conversion feature							475,000		475,000

Preferred stock dividends								(195,830)	(195,830)

Net (loss)								(7,067,737)	(7,067,737)

Balances at December 31, 2021	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,709,734	$(33,930,714)	$4,825,285

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) attributable to common shareholders	$(7,263,567)	$(7,592,539)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	499,000	507,731
Stock-based compensation	214,150	2,028,460
Dividends payable	195,830	-
Gain on loan forgiveness	(947,246)	-
Loss on disposal of property and equipment	217,437	-
Amortization of debt discount	57,440	-
Net change in operating lease assets and liabilities	(39,662)	41,163
Inventory write down	1,991,991	-
Changes in operating assets and liabilities
Inventories	688,111	708,473
Prepaid expenses	27,284	313,738
Accounts receivable	281,606	144,774
Other assets	42,602	51,489
Deferred revenue	(11,676)	-
Accrued interest	34,047	13,677
Accrued expenses	(270,243)	360,963
Accounts payable	(472,896)	452,996
Net cash (used in) operating activities	(4,755,792)	(2,969,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(80,289)	(88,038)
Net cash (used in) investing activities	(80,289)	(88,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(96,178)	(68,116)
Proceeds from notes payable	750,000	136,150
Proceeds from Paycheck Protection Program loan	803,994	803,994
Proceeds from issuance of common stock	86,895	1,016,235
Proceeds from issuance of preferred stock, net of transaction fees	3,665,440	-
Proceeds from convertible notes payable	-	200,000
Net cash provided by financing activities	5,210,151	2,088,263

Net increase/(decrease) in cash and cash equivalents	374,070	(968,850)
Cash and cash equivalents at beginning of period	107,693	1,076,543

Cash and cash equivalents at end of period	$481,763	$107,693

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$53,808	$115,892
Non-cash transactions:
Right of use asset and lease liability recognized at issuance	$458,840	$-
Issuance of preferred stock in exchange for common stock	$971,930	$-
Issuance of preferred stock in exchange for notes payable	$1,600,000	$-

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Veritas Farms, Inc. (“Company,” “Veritas Farms,” “we,” “us” and “our”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.,” and on January 31, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State changing the name from “SanSal Wellness Holdings, Inc.” to “Veritas Farms, Inc.” The Company’s business objectives are to produce natural rich-hemp products, using strict natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp on its 140-acre farm pursuant to Federal law.

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

Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from these estimates.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Fair Value Measurement

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value. At times, cash and cash equivalents may be in excess of FDIC insurance limits of $250,000. The Company had no cash equivalents as of December 31, 2021 and December 31, 2020.

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

Inventories

Inventories consist of growing and processed plants and oils and are valued at the lower of cost or net realizable value. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories in hand, estimated time to sell such inventories and current market conditions. Write-offs for inventory obsolescence are recorded when, in the opinion of management, the value of specific inventory items has been impaired. The Company recorded a inventory write down of $1,991,991 in 2021 which is presented in the Statement of Operations. Inventory write-downs were recorded to reflect anticipated net realizable value on disposition of existing inventory assets.

Property and Equipment

Purchases of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the Consolidated Statements of Operations. Depreciation is recognized over the estimated economic useful lifes of each class of assets and is computed using the straight-line method.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at December 31, 2021 and December 31, 2020.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. As of December 31, 2021, the Company has no convertible instruments.

The Company records a discount to convertible notes and convertible preferred stock for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note, if applicable. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and contingency has been resolved.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes under ASC 740. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In accordance with ASC 740, management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2021 and December 31, 2020.

Leases

The Company has two leased buildings that are classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Selling, general and administrative expenses.

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

In accordance with ASC 850, the consolidated financial statements include disclosures of related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary for an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm the Company’s business.

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. See Note 13: Subsequent Events

Impact of New Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Additionally, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (“EPS”) calculation in certain areas. This standard is effective for the Company beginning in fiscal year 2024 and early adoption is permitted. The company is analyzing the effect of this standard.

ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since its inception. As of and for the period ended December 31, 2021, the Company had an accumulated deficit of ($33,930,714), and a net loss of ($7,263,567). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. A going concern disclosure means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months from the date the financial statements are issued. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management Plans

Currently, the Company incorporates a marketing plan to compete in the cannabinoid industry. To become market leaders in the market, the Company will use three primary channels to market its products including: web-based marketing, traditional marketing, and medical marketing.

The Company believes that it will require additional financing to fund its growth and achieve profitability The Company anticipates that such financing, will be generated from subsequent private offerings of its equity and/or debt securities. Outside financing, in concert with increased profitability of “Big Box” retail orders and Ecommerce allow management to conclude that the Company will continue as a going concern.

NOTE 3: INVENTORIES

Inventories consists of:

	December 31, 2021	December 31, 2020
Work in progress	$1,967,648	$4,202,811
Finished goods	547,543	1,232,944
Other	696,691	456,228
Inventories	$3,211,882	$5,891,983

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 4: PROPERTY AND EQUIPMENT

	December 31, 2021			December 31, 2020			Estimated
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,520,447	204,350	1,316,097	1,553,722	172,411	1,381,311	39
Greenhouse	965,388	130,647	834,741	965,388	101,613	863,775	39
Fencing and irrigation	203,793	97,740	106,053	203,793	77,901	125,892	15
Machinery and equipment	2,337,950	1,229,585	1,108,365	2,480,474	936,979	1,543,495	7
Furniture and fixtures	230,347	165,892	64,455	236,344	140,680	95,664	7
Computer equipment	22,038	19,681	2,357	20,053	19,139	914	5
Vehicles	56,058	28,031	28,027	120,206	35,013	85,193	5
Total	$5,734,147	$1,875,926	$3,858,221	$5,978,106	$1,483,736	$4,494,370

Total depreciation expense was $499,000 and $507,731 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following table summarizes the notes payable outstanding as of December 31, 2021.

			Ending principal	Non related party		Related party
Origination	Maturity	Interest	December 31,		Long		Long
date	date	rate	2021	Current	term	Current	term
11/29/2018	12/1/2022	9%	$37,304	$37,304	$-	$-	$-
5/10/2019	5/10/2023	9%	10,614	7,337	3,277	-	-
8/29/2019	9/1/2024	7%	50,510	17,195	33,315	-	-
6/24/2020	6/24/2050	4%	150,000	-	150,000	-	-
10/12/2021	10/1/2024	10%	750,000	-	-	-	750,000
Discount							(441,309)
Subtotal			$998,428	$61,836	$186,592	$-	$308,691
3/6/2020	10/1/2022	10%	200,000	200,000	-	-	-
2/16/2021	2/1/2026	1%	803,994	-	803,994	-	-
Subtotal			$1,003,994	$200,000	$803,994	$-	$-

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Future principal payments for the next five years are as follows for the future years ended December 31:

2022	263,422
2023	25,012
2024	768,229
2025	3,516
Thereafter	942,243
Total	$2,002,422

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

In February 2021, as part of the business incentives offered in the CARES Act, the Company received a second loan in the amount of $803,994 under the SBA Paycheck Protection Program (“2021 PPP Loan”). The 2021 PPP Loan accrues interest at a rate of 1% per annum and has an original maturity date of five years. The 2021 PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Under the terms of the 2021 PPP Loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the 2021 PPP Loan in a manner which should enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the 2021 PPP Loan will be forgiven. The principal balance on the 2021 PPP Loan was $803,994 as of December 31, 2021.

Economic Injury Disaster Loan

In September 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of 3.75% per annum and has a term of 30 years. The first payment due is deferred two years. The principal balance of the EIDL as of December 31, 2021 has been classified as a long-term liability in notes payable.

8% Secured Promissory Notes Payable

On April 19, 2021, the Company issued a secured convertible promissory note in the principal amount of $25,000 to our Chairman of the Board, Thomas E. Vickers (“Mr. Vickers”). The note carried an interest rate of eight percent (8%) per annum and had a maturity date of May 19, 2021. On May 19, 2021, the Company and Mr. Vickers extended the maturity date of the note to October 1, 2021. On September 1, 2021, Mr. Vickers converted the outstanding $25,000 in principal in accordance with the note’s terms and $25,000 in additional cash consideration in exchange for 50,000 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Shares”).

On July 22, 2021, the Company issued secured convertible promissory notes in the aggregate principal amount of $1,075,000 in exchange for an aggregate amount of $1,075,000, which secured convertible promissory notes were issued to the Wit Trust, a principal shareholder who holds securities of the Company that constitute a majority of the voting securities of the Company, in the amount of $1,000,000, Mr. Johnson, Chief Executive Officer and President of the Company, in the amount of $50,000, and Mr. Pino, Chief Financial Officer of the Company, in the amount of $25,000. These secured convertible promissory notes accrued interest at eight percent (8%) per annum and had a maturity date of (i) April 1, 2022, or October 1, 2021. On August 18, 2021, Mr. Pino converted the outstanding $25,000 in principal in accordance with the note’s terms in exchange for 25,000 Series A Preferred Shares. On September 7, 2021, Mr. Johnson converted the outstanding $50,000 in principal in accordance with the note’s terms in exchange for 50,000 Series A Preferred Shares. On September 30, 2021, the Wit Trust converted the outstanding $1,000,000 in principal in exchange for 1,000,000 Series A Preferred Shares.

On August 30, 2021, the Company issued a secured convertible promissory note in the aggregate principal amount of $500,000 to the Wit Trust. The note carried an interest rate of eight percent (8%) per annum and had a maturity date of April 1, 2022. On September 30, 2021, the Wit Trust converted the outstanding $500,000 in principal in accordance with the note’s terms in exchange for 500,000 Series A Preferred Shares.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of December 31, 2021 and $23,750 as of December 31, 2020 on the accompanying balance sheet with amortization to interest expense of $23,750 for the year ended December 31, 2021.

10% Secured Convertible Promissory Note

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (the “Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $441,309 on the accompanying balance sheet with amortization to interest expense of $33,691 for the year ended December 31, 2020. At December 31, 2021, $750,000 was outstanding on the Secured Convertible Promissory Note.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Company’s outstanding stock options typically have a 10-year term. Outstanding non-qualified stock options granted to employees and consultants vest on a case-by-case basis. Outstanding incentive stock options issued to employees typically vest over a three-year period. The incentive stock options granted vest based solely upon continued employment (“time-based”). The Company’s time-based share awards typically vest in 33.3% increments on each of the three anniversary dates of the date of grant. Outstanding incentive stock options issued to executives typically vest partially upon grant date, with the residual vesting over the subsequent 6 or 12 months.

On May 12, 2021, the Company granted four non-employee directors with an annual grant of stock options under the Incentive Plan to purchase 100,000 shares of common stock each, at a per share exercise price of $0.16 with a term of ten (10) years, with 25% of the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company. On May 12, 2021, the Company also granted (i) Mr. Johnson stock options under the Incentive Plan to purchase 450,000 shares of common stock, at a per share exercise price of $0.16 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to Mr. Johnson’s continuous service to the Company and (ii) Mr. Pino stock options under the Incentive Plan to purchase 385,000 shares of common stock, at a per share exercise price of $0.16 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to Mr. Pino’s continuous service to the Company. In addition the Company also granted 150,000 stock options to purchase shares of common stock at a per share exercise price of $0.38 and 100,000 stock options to purchase shares of common stock at a per share exercise price of $0.11 during the year ended December 31, 2021. The aggregate fair value for all options granted for the year ended December 31, 2021 was $263,500.

Total stock-based compensation expense was $214,150 and $2,028,460 for the years ended December 31, 2021 and December 31, 2020, respectively.

The following table summarizes the stock option activity for the Company’s Incentive Plan for the years ended December 31, 2021 and December 31, 2020:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2019	4,293,750	$1.13	9.03
Granted	50,000	0.27	9.75
Exercised	-	-
Forfeited/cancelled/expired	(150,000)	1.42
Outstanding at December 31, 2020	4,193,750	1.11	8.03
Granted	1,485,000	0.18	9.31
Exercised	-	-
Forfeited/cancelled/expired	(489,583)	1.04
Outstanding at December 31, 2021	5,189,167	$0.86	7.71

Vested and exercisable at December 31, 2021	4,022,917	$1.05	7.23

Below are the assumptions for the fair value of share-based payments for the years ended December 31, 2021 and December 31, 2020:

	Stock option assumptions for the period ended
Stock option assumptions	December 31, 2021	December 31, 2020
Risk-free interest rate	1.32%	1.20%
Expected dividend yield	0.0%	0.0%
Expected volatility	147.8%	183.8%
Expected life of options (in years)	10	10

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 7: LEASES

On January 15, 2017, the Company entered an agreement with Pueblo, CO Board of Water Works to lease water for the Company’s cultivation process. The agreement went into effect as of November 1, 2016 with a term of 10 years expiring on October 31, 2026, with an option to extend the lease upon expiration for 10 additional years. This agreement replaced previously entered agreements with Pueblo, CO Board of Water Works. The lease requires annual non-refundable minimum service fees of $15,000 and a usage charge of $1,063 per acre for 30 acres. The minimum service fees and usage charges are subject to escalators for each year based upon percentage increases of Pueblo, CO Board of Water Works rates from the previous calendar year. Total water lease expense was $0 and $38,627 for the years ended December 31, 2021 and December 31, 2020, respectively. The Company terminated this lease in October 2020.

On June 22, 2018, the Company entered into a sublease agreement with EDSA Inc. for the lease of principal executive offices for the Company in Fort Lauderdale, Florida. The lease contained annual escalators and charged Florida sales tax. The lease went into effect as of July 1, 2018 and expired pursuant to the terms of the lease on August 31, 2021.

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

On September 8, 2021, the Company entered into a thirty nine month lease with 1815 Building Company, for the lease of the Company’s principal executive offices in Dania Beach, Florida. The lease contains annual escalators and charges Florida sales tax. The lease commenced into effect October 12, 2021 and expires January 31, 2025. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the right of use asset and lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The right of use asset value was $298,364 and the liability was $298,364. The lease liability will be expensed each month, on a straight-line basis, over the life of the lease.

Total lease amortization expense was $131,487 and $252,587 for the years ended December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, and December 31, 2020, our operating leases have no minimum rental commitments.

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

As of December 31, 2021 we had the following issued and outstanding securities:

●	41,625,331 shares of common stock;

●	4,000,000 shares of Series A Convertible Preferred Stock;

●	1,000,000 shares of Series B Convertible Preferred Stock;

●	2,595,270 warrants to purchase shares of our common stock;

●	5,189,167 options to purchase shares of our common stock; and

●	$950,000 principal amount of convertible promissory notes convertible into 15,500,000 shares of common stock.

Common Stock

In March 2020, the Company issued 153,279 shares of common stock in accordance with a cashless exercise of warrants.

In April 2020, the Company issued 50,000 shares of common stock for services. Upon grant date the value of the stock was valued at $36,200 based on the market price of $0.72 of the Company’s common stock.

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (“Units”) at a price of $0.50 per Unit, which private offering ended April 30, 2021. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. From January 1, 2021 through April 30, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The terms of this offering provided that, if during the one-year period from the final closing of the offering, the Company undertakes a subsequent private offering of its equity, equity equivalent or debt securities (a “Subsequent Offering”), the investor will be entitled to exchange their Units purchased in the offering for an equivalent dollar amount of securities sold in the Subsequent Offering (based on the respective offering prices). The Company also entered into a registration rights agreement with the investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement. As of December 31, 2021, all Unit holders converted their Units into Series A Preferred Shares.

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

On May 11, 2021, the Company entered into a Securities Purchase Agreement with the Wit Trust, pursuant to which the Company contemporaneously sold to the Wit Trust an aggregate of (a) 2,000,000 Series A Preferred Shares; and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the Wit Trust to the Company during April 2021); and (ii) the surrender by the Wit Trust to the Company of 2,000,000 Units, in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Wit Trust and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares as set forth below, the Wit Trust then held approximately 88% of the voting power of the Company and accordingly, a “Change in Control” occurred.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“2021 Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and conversion of an account payable); and (ii) the surrender of 280,000 Units, in accordance with the terms of the subscription agreements for the purchase of the Units entered into by certain investors and the Company in February through April 2021. The investors in the 2021 Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Dr. van der Post, a member of the Board of Director of the Company, in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest.

Series A Preferred Stock

The Series A Preferred Shares have a stated value of $1.00 per share. Each Series A Preferred Share is convertible into the Company’s common stock, par value $0.001 per share (“Common Stock”) at the option of the holder thereof at a conversion rate of $0.05 per share of Common Stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of Common Stock or securities exercisable for, convertible into or exchangeable for Common Stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series A Preferred Shares rank (a) junior to the Company’s Series B Shares; and (b) senior to (i) the Company’s Common Stock and any other class or series of stock (including other series of Preferred Stock) of the Company (collectively, “Junior Stock”). From and after the date of the issuance of Series A Preferred Shares, dividends at the rate per annum of 8%, compounded annually, accrue daily on the stated value (“Accruing Dividends”). Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) Common Stock payable in shares of Common Stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series A Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Accruing Dividends then accrued on such Series A Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, that dividend per Series A Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Common Stock; and (B) the number of shares of Common Stock issuable upon conversion of a Series A Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per Series A Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the stated value of the Series A Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series A Preferred Share dividend. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any Deemed Liquidation Event, (as defined) (collectively, a “Liquidation Event”), the holders of Series A Preferred Shares shall be entitled to receive, after payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the Stated Valued of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares, but prior and in preference to any distribution of any of the assets of the Company to the holders of Junior Stock by reason of their ownership thereof, an aggregate amount per share equal to the Stated Value of the Series A Preferred Shares and the accrued but unpaid dividends thereon. After the payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the Stated Valued of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares and to all holders of the Series A Preferred Shares the full liquidation preference hereunder, the remaining assets of the Company available for distribution to its shareholders shall be distributed among the holders of the shares of Series B Preferred Shares and Junior Stock, pro rata, on an “as converted basis,” determined immediately prior to such Liquidation Event, and the Series A Preferred Shares shall not be entitled to participate in such distribution of the remaining assets of the Company. The Series A Preferred Shares shall vote together with holders of Series B Preferred Shares and holders of Common Stock as a single class on all matters brought to a vote of shareholders. Each Series A Preferred Share shall entitle the holder thereof to such number of votes as equal the number of shares of Common Stock then issuable upon conversion of the Series A Preferred Share. The Series A Preferred Shares also contain protective provisions which provide that the Company shall not undertake certain transactions without the prior approval of the holder(s) of a majority of the Series A Preferred Shares.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Series B Preferred Stock

The Series B Preferred Shares have a stated value of $1.00 per share. Each Series B Preferred Share is convertible into Common Stock at the option of the holder thereof at a conversion rate of $0.20 per share of Common Stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of Common Stock or securities exercisable for, convertible into or exchangeable for Common Stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series B Preferred Shares rank senior to the (a) Series A Preferred Shares; (b) the Company’s Common Stock and any other class or series of Junior Stock. From and after the date of the issuance of Series B Preferred Shares, dividends at the rate per annum of 8%, compounded annually, accrue daily on the stated value (“Accruing Dividends”). Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) Common Stock payable in shares of Common Stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series B Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Accruing Dividends then accrued on such Series B Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, that dividend per Series B Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Common Stock; and (B) the number of shares of Common Stock issuable upon conversion of a Series B Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per Series B Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the stated value of the Series B Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series B Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series B Preferred Share dividend. In the event of a Liquidation Event, the holders of Series B Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Junior Stock (including Series A Preferred Shares), a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the Stated Valued of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares. After the payment to all holders of Series B Preferred Shares of such liquidation preference and to all holders of the Series A Preferred Shares their full liquidation preference, the remaining assets of the Company available for distribution to its shareholders shall be distributed among the holders of the shares of Series B Preferred Shares and Junior Stock other than Series A Preferred Shares, pro rata, on an “as converted basis,” as applicable. The Series B Preferred Shares shall vote together with holders of Series A Preferred Shares and holders of Common Stock as a single class on all matters brought to a vote of shareholders. Each Series B Preferred Share shall entitle the holder thereof to such number of votes as equal the number of shares of Common Stock then issuable upon conversion of the Series B Preferred Share multiplied by 50. The Series B Preferred Shares also contain protective provisions which provide that the Company shall not undertake certain transactions without the prior approval of the holder of the Series B Preferred Shares.

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the years ended December 31, 2021 and December 31, 2020, respectively, and the per share effect of the preferred stock dividends if their effect was not anti-dilutive.

	Undeclared dividends For the year ended December 31,
Series of preferred stock	2021	2020
Series A preferred stock dividends	$144,762	$-
Series B preferred stock dividends	51,068	-
Total undeclared preferred stock dividends	$195,830	$-

The following table presents the cumulative undeclared dividends by class of preferred stock as of December 31, 2021 and December 31, 2020, respectively, and the per share amount by class of preferred stock. These cumulative undeclared dividends are recorded in Dividends payable on our balance sheet as of December 31, 2021 and December 31, 2020.

	Cumulative undeclared dividends as of
	December 31,
Series of preferred stock	2021	2020
Series A preferred stock	$144,762	$-
Series B preferred stock	51,068	-
Cumulative undeclared preferred stock dividends	$195,830	$-

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 9: INCOME TAX

The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows:

	December 31, 2021	December 31, 2020
Federal taxes/(credits) at statutory rates	$(1,511,000)	$(1,548,000)
State and local taxes, net of federal benefit	(333,000)	(339,000)
Change in valuation allowance	1,844,000	1,887,000
Income tax/(benefit)	$-	$-

Components of deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Net operating loss carryforwards	$6,620,000	$5,280,000
Stock based compensation	55,000	426,000
Total deferred tax assets	6,675,000	5,706,000
Valuation allowance	(6,485,000)	(5,070,000)

Total deferred tax assets net of valuation allowance	$190,000	$636,000

Depreciation and amortization	128,000	424,000
Prepaid expense	62,000	212,000
Total deferred tax liabilities	190,000	636,000

Net deferred tax assets	$-	$-

The Company has approximately $25,829,526 net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 10: CONCENTRATIONS

The Company had one customer for the year ended December 31, 2021 that accounted for 31% of sales. For the year ended December 31, 2020, one customer accounted for 14% of sales.

The Company had two customers at December 31, 2021 accounting for 30% and 29% of relative total accounts receivable. At December 31, 2020, the Company had two customers accounting for 47% and 12% of relative total accounts receivable.

NOTE 11: RELATED PARTY

A law firm owned by the brother of Alexander M. Salgado, our former Chief Executive Officer, rendered legal services to the Company. The Company incurred expenses of $20,020 and $123,900 for such services during the years ended December 31, 2021 and December 31, 2020, respectively.

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

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“2021 Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during April, July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and the conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the 2021 Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Mr. van der Post, a member of the Board of Director of the Company, in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest. As a result of the 2021 Private Placement and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares, the Wit Trust holds approximately 88% of the voting power of the Company.

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (the “Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $441,309 on the accompanying balance sheet with amortization to interest expense of $33,691 for the year ended December 31, 2020. At December 31, 2021, $750,000 was outstanding on the Secured Convertible Promissory Note.

For the year ended December 31, 2021 we incurred $65,650 in interest expense payable to related parties and $0 in interest expense payable to related parties for the year ended December 31, 2020.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 10, 2020, Carrick-Harvest, LLC d/b/a Veritas Fine Cannabis (“Carrick”) filed an action against the Company in the U.S. District Court for the District of Colorado, alleging trademark infringement and unfair competition under the Lanham Act, cybersquatting under federal law, and common law unfair competition under Colorado law. Carrick alleged the Company violated these provisions through use of the alleged trademark VERITAS by providing “informational services” through its website. The action sought an order that Carrick is the rightful owner of and has superior trademark rights in the marks and preventing the Company from registering their alleged infringing marks with the USPTO. On June 24, 2021, the Company entered into a non-monetary settlement and coexistence agreement with Carrick in which both parties agree not to challenge or bring any action against the opposing parties respective trademark ownership, use or registration in either parties respective fields.

On January 22, 2021, EMC Outdoor, LLC (“EMC Outdoor”) filed an action against the Company in Broward County Circuit Court alleging breach of contract and claiming damages in the amount of $304,783, which had been fully accrued in accounts payable in prior periods. On June 16, 2021, the Company entered into a conditional settlement agreement with EMC Outdoor (“EMC Outdoor Termination Agreement”). Pursuant to the terms of the EMC Outdoor Termination Agreement, the Company made one payment of $200,000 on July 22, 2021 which was drawn from the accrued accounts payable balance, upon which both parties were released from all further obligations to each other which caused a $104,783 gain on loan forgiveness that was recorded in our statement of operations..

As of December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Employment Agreements

We have employment agreements in place with the following members of our executive management team:

Stephen E. Johnson, Chief Executive Officer

Ramon A. Pino, Chief Financial Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly terminated by either the employee or the Company prior to the end of the then current term as provided for in the employment agreement. Under the terms of the agreement, we may terminate the employee’s employment upon 30 or 60 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure provisions, as well as non-compete clauses. The agreements for Mr. Johnson and Mr. Pino contain severance provisions which entitles the employee to severance pay equal to one (1) year’s salary and benefits in the event of (i) the employee’s termination by the Company for any reason other than for cause, as described in the employment agreement, (ii) termination by the employee pursuant to a material breach of the agreement by the Company or for good reason in connection with a change of control, or (iii) non-renewal of the employment agreement by the Company.

NOTE 13: SUBSEQUENT EVENTS

On January 1, 2022, the Company granted an aggregate 625,000 options to employees, including 300,000 options to Mr. Smith, our Chief Operating Officer under the 2017 Stock Incentive Plan, at a per share exercise price of $0.049 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company.

On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 (see Note 5) held by the Wit Trust to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contains certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default.

Subsequent to December 31, 2021 the Company received an additional $1,000,000 at various times from the Secured Convertible Promissory Note referred to above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework. Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

(a) We do not have written documentation of our internal control policies and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and have concluded that the control deficiency that resulted represented a material weakness.

(b) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Documentation of our controls and the continued changes to assure segregation of duties are being performed. Our Chief Executive Officer and our Chief Financial Officer evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and have concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As a result of COVID-19, our workforce continued to operate primarily in a work from home environment for the quarter ended December 31, 2021 and we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Stephen E. Johnson	57	Chief Executive Officer, President and Director
Ramon A. Pino	33	Chief Financial Officer, Treasurer and Secretary
Dave Smith	66	Chief Operating Officer
Thomas E. Vickers	58	Director and Chairman of the Board
Kellie L. Newton	62	Director
Kuno D. van der Post	54	Director
Craig J. Fabel	51	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Stephen E. Johnson, joined the Company as its Chief Executive Officer in May 2021. Prior to joining the Company, since November 2019, Mr. Johnson is a member of New World Angels, a Florida-based angel investment group that provides seed funding and venture capital to qualified early-stage and start-up companies, and since April 2021 is a director with Frontier BPM, a global software application service provider delivering powerful, cost-effective life sciences applications and data management services. From September 2019 to September 2020, Mr. Johnson was Chief Revenue Officer of Anju Software, Inc., a private healthcare company offering software and services to the pharmaceutical/healthcare industry and Contract Research Organizations. From June 2017 to September, 2019, Mr. Johnson served as Chief Executive Officer, and from August 2010 to September 2019, as President, and from April 2008 to June 2017 as Chief Operating Officer, and from September 2006 to April 2008 as Executive Vice President, National Sales, of OmniComm Systems, Inc., a company delivering software and services to the pharmaceutical/healthcare industry (OTCQX:OMCM). OmniComm was acquired by Anju Software, Inc., a private company, in September 2019 and contemporaneously therewith filed a Certification and Notice of Termination of Registration with the SEC. Mr. Johnson assisted with the transition of OmniComm to Anju under a one year agreement after the acquisition in 2019. From 2000 to August 2006, Mr. Johnson served as East Coast and Central U.S. Sales Manager for Oracle Corporation, a supplier of software for enterprise information management, within its Clinical Applications Division. Mr. Johnson received his B.S. in Microbiology from the University of Massachusetts.

Ramon A. Pino, has served as the Company’s Chief Financial Officer since August 2021, and served as the Company’s Executive Vice President of Finance from May 2021 to August 2021. Prior to joining the Company, from September 2019 to January 2021, Mr. Pino was Vice President and Controller of Anju Software, Inc., a private healthcare company offering software and services to the pharmaceutical/healthcare industry and Contract Research Organizations. From January 2018 to September 2019, Mr. Pino served as Controller, and from January 2015 to December 2017, as Accounting Manager, of OmniComm Systems, Inc., a company delivering software and services to the pharmaceutical/healthcare industry (OTCQX:OMCM). OmniComm was acquired by Anju Software, Inc., a private company, in September 2019 and contemporaneously therewith filed a Certification and Notice of Termination of Registration with the SEC. Mr. Pino transitioned from OmniComm to Anju after the acquisition in 2019. Mr. Pino holds a Bachelor of Science degree in Accounting from the University of Central Florida and a Master of Accounting degree from Florida International University.

Dave Smith joined the Company as its Chief Operating Officer in September 2019. In an almost 40-year career, Mr. Smith has held various executive management positions in marketing, sales, operations, and business development. Prior to joining the Company, Mr. Smith was President of Inter-Continental Cigar Corporation, distributor of Al Capone Cigarillos, the #1 premium cigarillo in the U.S., from 2011 to 2019. From 2008 to 2011, Mr. Smith was President of JDS Consumer Solutions, a Florida-based consumer and customer sales and marketing solutions provider. From 2006 to 2008, Mr. Smith was Chief Operating Officer of Pantheon Chemical, an Arizona-based “green” chemical company. From 2002 to 2006, Mr. Smith was Senior Vice President and subsequently, Chief Operating Officer of FB Foods Inc., a Florida-based manufacturer of children’s refrigerated meals. From 1989 to 2001, Mr. Smith held various senior positions with fruit beverage giant Tropicana Products, including Director Business Development-Asia Pacific from 1998 to 2001 (Hong Kong), Commercial Director from 1994 to 1996 (Taiwan), Director Channel Development-Grocery in 1993 (Florida), Director-National Accounts in 1992 (Florida), Southern Division Manager in 1991 (Florida) and Region Manager from 1989 to 1990 (Alabama). Mr. Smith has also held key positions with other Fortune 500 companies, including Director-Sales and Marketing of The Seagram Company Ltd. from 1996 to1998 and various management positions with The Gillette Company Safety Razor Division from 1981 to 1989. He is a veteran of the U.S. Navy (Seabees) and graduate of the University of Alabama at Birmingham.

Thomas E. Vickers joined the Company’s board of directors on October 1, 2020 and was appointed Chairman of the board of directors in May 2021. Mr. Vickers is a highly accomplished corporate finance and operations executive with 35 years of business experience. Since January 2020 Mr. Vickers has served as the President and Founder of Stack Financial, Inc., which provides family office, CFO on demand, finance, and accounting services to various long-term and short-term contracts. From October 2012 to September 2019, Mr. Vickers served as Chief Financial Officer and SVP of Human Resources, and from October 2011 to October 2012, as Vice President of Finance, of OmniComm Systems, Inc., a company delivering software and services to the pharmaceutical/healthcare industry (OTCQX:OMCM); OmniComm was acquired by a private company in September 2019 and contemporaneously therewith filed a Certification and Notice of Termination of Registration with the SEC.  Prior to joining OmniComm, Mr. Vickers was with Ocwen Financial Corporation, a publicly traded diversified financial services holding company, where he served in positions of increasing responsibility, most recently as Director, Servicing Operations. Prior to that, Mr. Vickers was Vice President, Operations for S&J and Vice President, Financial Operations for Precision Response Corporation. Since September 2020, Mr. Vickers has been a director of Giga-tronics Incorporated, a manufacturer of specialized electronics equipment for use in both military test and airborne operational applications (OTCQB:GIGA). Mr. Vickers received both a B.B.A. in Finance and a B.B.A. in Accounting from Florida Atlantic University and earned his M.B.A. in Finance from the University of Miami. Additionally, Mr. Vickers received his Master of Taxation (M.T.X.) degree from Florida Atlantic University and is a Chartered Financial Analyst Charterholder.

Kellie L. Newton joined the Company’s board of directors on April 8, 2019. Ms. Newton has over thirty (30) years of experience in the practice of corporate law, representing companies in a variety of matters including commercial transactions and corporate governance. Since December 2017, Ms. Newton has been a partner at Whiteford, Taylor & Preston in Washington, D.C. and prior thereto, Ms. Newton was a partner at Dentons US LLP and its predecessor firm, McKenna Long & Aldridge in Washington, D.C. from March 1993 to December 2017. Ms. Newton also is experienced as in-house counsel, having served as Corporate Counsel at ChemLawn Services Corporation, one of the largest corporations engaged in providing landscaping and indoor pest elimination services in the United States and Canada from 1990 to 1993 and as Senior Attorney at Warner Cable Communications, Inc. from 1985 to 1990. Ms. Newton holds a B.A. degree in history and political science from Dickinson College and a J.D. degree from Capital University Law School.

Kuno D. van der Post, joined the Company’s board of directors on May 12, 2021. Dr. van der Post serves as the Chief Commercial Officer for ActiGraph LLC, a medical grade device company servicing the global life science research market. From October 2019 to June 2020, Dr. van der Post was Chief Commercial Officer of Anju Software, Inc., a private healthcare company offering software and services to the pharmaceutical/healthcare industry and Contract Research Organizations. From June 2017 to October, 2019, Dr. van der Post served as the Chief Commercial Officer, and from June 2013 until June 2017, as Senior Vice President of Business Development, of OmniComm Systems, Inc., a company delivering software and services to the pharmaceutical/healthcare industry (OTCQX:OMCM). OmniComm was acquired by Anju Software, Inc., a private company, in October 2019 and contemporaneously therewith filed a Certification and Notice of Termination of Registration with the SEC. Dr. van de Post transitioned from OmniComm to Anju after the acquisition in 2019. Dr. van der Post has been working in both the preclinical and clinical development arena for over 14 years. Prior to joining OmniComm Systems, from October 2009 to September 2012, Dr. van der Post worked for the Health Sciences Global Business Unit of Oracle Corporation, supplier of software for enterprise information management, as Sales Director, Latin America and prior to that as European Channel Sales Director, and from March 2007 to September 2009 Dr. van der Post worked for Medidata Solutions, Inc. as Area Sales Director. Dr. van der Post obtained his PhD degree from the University of Liverpool (UK) and his Master of Science degree from University of Salford (UK).

Craig J. Fabel, joined the Company’s board of directors on May 12, 2021. Since April 2012 Mr. Fabel has served as Chief Executive Officer of Silverback Companies LLC, a company providing advisory services and investments with early-stage emerging companies and is the holding company for an Amazon marketing agency called Etail Partners. Etail Partners is the exclusive marketing and sales agency of global brands on Amazon. Since May 2019, Mr. Fabel has served as the Chief Executive Officer of Oingo Products LLC, a company in the business of sales and marketing of consumer branded disposable gloves and hand sanitizer products. From January 2018 to April 2019, Mr. Fabel served as President and a Director of the Board of Green Roads World, a leading CBD manufacturer and sales company. From January 2009 to December 2012, Mr. Fabel served as National Sales Manager of Invacare Supply Company, a healthcare distribution and sales company to the homecare market. From January 2008 to December 2009, Mr. Fabel served as Director of Business Development for AOM Healthcare Solutions (subsidiary of Owens & Minor, Nasdaq:OMI), a company delivering products and services for the diabetic patient market. February 2004 to January 2008, Mr. Fabel served as Founder and Chief Executive Officer of PulseMD Corporation, a software and services company providing advanced electronic medical record software and data integration. From July 2001 to January 2004, Mr. Fabel served as Managing Partner of Alternergy Partners, a company providing advisory services for private investors and Venture Capital of early-stage companies. From September 1999 to June 2001, Mr. Fabel was with FoundryOne Corporation, an accelerator/incubator for the commercialization of intellectual property developed by leading technology research companies. From 1992 to 1999, Mr. Fabel held sales and management roles for PSS World Medical, a national medical distributor. Mr. Fabel received his B.S. in Marketing from Florida State University.

Family Relationships

There are no familial relationships among our officers and directors.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Board Committees

General

The Company’s board of directors has established three standing committees, an audit committee, a compensation committee and a nominating and corporate governance committee. The board of directors has determined that all committee members are independent under the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market for committee memberships, and that each member of the audit committee also meets the additional independence criteria set forth in Rule 10A-3(b)(1) under the Exchange Act. The board of directors has not adopted a written charter for its committees.

The current membership and function of each standing committee is described below. We currently do not have charters for the committees of the board of directors.

Audit Committee

The audit committee assists the Veritas Farms board of directors in its oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements, including (a) the quality and integrity of the Company’s financial statements; (b) the Company’s compliance with legal and regulatory requirements; (c) the independent auditors’ qualifications and independence; and (d) the performance of our Company’s internal audit functions and independent auditors, as well as other matters which may come before it as directed by the board of directors. Further, the audit committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

●	discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the SEC in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	review with the Company’s financial management on a periodic basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in the Company’s selection or application of accounting principles; and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the Company;

●	monitor the Company’s policies for compliance with federal, state, local and foreign laws and regulations and the Company’s policies on corporate conduct;

●	maintain open, continuing and direct communication between the board of directors, the audit committee and our independent auditors; and

●	monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

The audit committee consists of Mr. Vickers (chairperson), Ms. Newton and Mr. Fabel.

Compensation Committee

The compensation committee aids our board of directors in meeting its responsibilities relating to the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants. Further, the compensation committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

●	review periodically the Company’s philosophy regarding executive compensation to (a) ensure the attraction and retention of corporate officers; (b) ensure the motivation of corporate officers to achieve the Company’s business objectives, and (c) align the interests of key management with the long-term interests of our stockholders;

●	review and approve corporate goals and objectives relating to Chief Executive Officer compensation and other executive officers of Veritas Farms;

●	make recommendations to the board of directors regarding compensation for non-employee directors, and review periodically non-employee director compensation in relation to other comparable companies and in light of such factors as the compensation committee may deem appropriate; and

●	review periodically reports from management regarding funding the Company’s retirement, long-term disability and other management welfare and benefit plans.

The compensation committee consists of Mr. Vickers (chairperson), Ms. Newton and Dr. van der Post.

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

Further, the nominating and corporate governance committee, to the extent it deems necessary or appropriate, among its several other responsibilities shall:

●	recommend to the board of directors and for approval by a majority of independent directors for election by stockholders or appointment by the board of directors as the case may be, pursuant to our bylaws and consistent with the board of directors’ criteria for selecting new directors;

●	review the suitability for continued service as a director of each member of the board of directors when his or her term expires or when he or she has a significant change in status;

●	review annually the composition of the board of directors and to review periodically the size of the board of directors;

●	make recommendations on the frequency and structure of board of directors’ meetings or any other aspect of procedures of the board of directors;

●	make recommendations regarding the chairpersonship and composition of standing committees and monitor their functions;

●	review annually committee assignments and chairpersonships;

●	recommend the establishment of special committees as may be necessary or desirable from time to time; and

●	develop and review periodically corporate governance procedures and consider any other corporate governance issue.

The nominating and corporate governance committee consists of Ms. Newton (chairperson), Mr. Vickers, Dr. van der Post and Mr. Fabel.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees and directors, including our principal executive officer, principal financial officer, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report, and is also available, without charge, upon written request to our corporate secretary.

Board of Directors Leadership Structure and Role in Risk Oversight

The board of directors regularly reviews the board’s leadership structure and the responsibilities and composition of its standing committees. The structure and composition of the Company’s board and its committees are intended to leverage the diverse perspectives of the board members and promote effective oversight.

The board of directors believes that its current leadership structure, in which the roles of Chairperson and Chief Executive Officer are separated, best serves the board’s ability to carry out its roles and responsibilities on behalf of the Company’s stockholders, including its oversight of management, and the Company’s overall corporate governance. The board also believes that the current structure allows our Chief Executive Officer to focus on managing the Company, while leveraging our independent Chairperson’s experience to drive accountability at the board level.

Members of the board of directors and the Company’s audit committee have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each of our named executive officers for the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All other Compensation ($)	Total ($)
Stephen E. Johnson,	2021		$141,058	-	-	450,000	$71,683	-	-	-	$212,741
Chief Executive Officer(3)

Ramon A. Pino,	2021		$119,116	-	-	385,000	$61,329	-	-	-	$180,445
Chief Financial Officer(4)

Dave Smith,	2021		$185,100	-	-	-	-	-	-	-	$185,100
Chief Operating Officer	2020		$181,898	-	-	-	-	-	-	-	$181,898

Alexander M. Salgado,	2021	(6)	$74,615	-	-	-	-	-	-	$122,688	$197,303
Former Chief Executive Officer(5)	2020		$211,635	-	-	-	-	-	-	-	$211,635

Michael Pelletier,	2021	(8)	$53,722	-	-	-	-	-	-	$94,243	$147,965
Former Chief Financial Officer(7)	2020		$153,000	-	-	-	-	-	-	-	$153,000

(1)	Represents options granted under our 2017 Stock Incentive Plan on May 12, 2021, exercisable for $.16 per share, which vest ratably on the first three anniversaries of the grant date, expiring ten years from the grant date, subject to the employee’s continuous service to the Company.

(2)	The fair value of share-based compensation was calculated using the Black Scholes option pricing model on the date of grant.

(3)	Mr. Johnson joined the Company on May 12, 2021.

(4)	Mr. Pino joined the Company on May 12, 2021.

(5)	Mr. Salgado stepped down as an officer and director of the Company effective May 11, 2021.

(6)	Includes $110,000 for consulting and severance compensation (received pursuant to the terms of the separation agreement described below under “Potential Payments Upon Termination or Change in Control - Named Executive Officer Departure”) and $12,688 for Cobra health insurance premiums.

(7)	Mr. Pelletier stepped down as an officer of the Company effective August 11, 2021.

(8)	Includes $90,278 for consulting and severance compensation (received pursuant to the terms of the separation agreement described below under “Potential Payments Upon Termination or Change in Control - Named Executive Officer Departure”) and $3,965 for Cobra health insurance premiums.

Employment Agreements

On August 11, 2021, the Company entered into an employment agreement with Mr. Johnson to serve as the Company’s Chief Executive Officer and President. The employment agreement is for an initial term of three (3) years commencing on August 11, 2021 and will automatically renew for successive one (1) year terms unless the employment agreement is expressly cancelled by either Mr. Johnson or the Company sixty (60) days prior to the end of the then current term. Under the terms of the employment agreement, Mr. Johnson receives an annual base salary of $225,000, which may be increased from time to time with the approval of the Board. Subject to the Board’s determination, Mr. Johnson will also be eligible to receive an incentive performance bonus based upon the Company’s performance with respect to applicable performance targets as determined by the Board. In addition, Mr. Johnson is entitled to participate in the Company’s employee benefit plans and programs applicable to employees and executives. The employment agreement contains certain rights of Mr. Johnson and the Company to terminate Mr. Johnson’s employment, including a termination by the Company for “Cause” (as defined in the employment agreement), and termination by Mr. Johnson for “Good Reason” (as defined in the employment agreement) within twelve (12) months of a Change in Control (as defined in the employment agreement). Mr. Johnson is also entitled to severance pay equal to twelve (12) months of Mr. Johnson’s current base salary and benefits in the event of his termination by the Company or non-renewal of the employment agreement by the Company for any reason other than “Cause”, or termination by Mr. Johnson for “Good Reason” within twelve (12) months of a Change in Control, or upon termination of Executive’s employment pursuant to Disability (as defined in the employment agreement). The foregoing severance benefits are conditioned upon Mr. Johnson’s execution of a release of claims and compliance with certain restrictive covenants. The employment agreement contains customary non-disclosure and non-solicitation provisions as well as a one (1) year non-compete following the termination of the agreement.

On August 11, 2021, the Company entered into an employment agreement with Mr. Pino to serve as the Company’s Chief Financial Officer. The employment agreement is for an initial term of three (3) years commencing on August 11, 2021 and will automatically renew for successive one (1) year terms unless the employment agreement is expressly cancelled by either Mr. Pino or the Company sixty (60) days prior to the end of the then current term. Under the terms of the employment agreement, Mr. Pino receives an annual base salary of $190,000, which may be increased from time to time with the approval of the Board. Subject to the Board’s determination, Mr. Pino will also be eligible to receive an incentive performance bonus based upon the Company’s performance with respect to applicable performance targets as determined by the Board. In addition, Mr. Pino is entitled to participate in the Company’s employee benefit plans and programs applicable to employees and executives. The employment agreement contains certain rights of Mr. Pino and the Company to terminate Mr. Pino’s employment, including a termination by the Company for “Cause” (as defined in the employment agreement), and termination by Mr. Pino for “Good Reason” (as defined in the employment agreement) within twelve (12) months of a Change in Control (as defined in the employment agreement). Mr. Pino is also entitled to severance pay equal to twelve (12) months of Mr. Pino’s current base salary and benefits in the event of his termination by the Company or non-renewal of the employment agreement by the Company for any reason other than “Cause”, or termination by Mr. Pino for “Good Reason” within twelve (12) months of a Change in Control, or upon termination of Executive’s employment pursuant to Disability (as defined in the employment agreement). The foregoing severance benefits are conditioned upon Mr. Pino’s execution of a release of claims and compliance with certain restrictive covenants. The employment agreement contains customary non-disclosure and non-solicitation provisions as well as a one (1) year non-compete following the termination of the agreement.

On September 27, 2017, the Company entered into an employment agreement with Mr. Salgado, which was subsequently terminated on May 11, 2021. The employment agreement provided him with an annual base salary of $250,000, which was reduced in 2020 due to the COVID-19 pandemic to $200,000. The employment agreement also contained confidentiality, non-competition and change in control provisions. See “Potential Payments Upon Termination or Change in Control - Named Executive Officer Departure” below for a description of the separation agreement we entered into with Mr. Salgado in connection with his separation of employment.

On August 6, 2018, the Company entered into an employment agreement with Mr. Smith, which subsequently expired on September 24, 2021. The employment agreement provided him with (i) an annual base salary of $225,000, which was reduced in 2020 due to the COVID-19 pandemic to $180,000, and (ii) the ability to be granted an annual bonus of up to $125,000 based on performance criteria set by the board of directors. The employment agreement also contained confidentiality, non-competition and change in control provisions.

Potential Payments Upon Termination or Change in Control

We do not have any cash severance arrangements with our named executive officers, and none of our named executive officers’ equity awards outstanding as of December 31, 2021 provide for acceleration in connection with a change of control, other than (i) as noted above in connection with termination of employment of Mr. Johnson and Mr. Pino pursuant to their employment agreements, and (ii) as noted below in connection with the termination of employment of Mr. Salgado, Mr. Pelletier and Mr. Sanabria pursuant to their separation agreements.

Named Executive Officers Departure

In May 2021, we entered into a separation agreement with Mr. Salgado in connection with his separation of employment with the Company (as previously disclosed in a Current Report on Form 8-K filed with the SEC on May 12, 2021). Pursuant to the terms of his separation agreement, in consideration for, among other things, his resignation from all officers and board positions held with the Company and its subsidiary, customary releases, his compliance with certain restrictive covenants (including non-compete, non-solicitation, and non-disparagement) and all other agreements between him and the Company (including a consulting agreement entered into between the Company and Mr. Salgado on the same date, and confidentiality agreement), we agreed, pursuant to certain terms of his employment agreement, to pay Mr. Salgado commencing on August 11, 2021 (i) a severance equal to two years’ of his base salary of $200,000, (ii) an amount equal to the cost of health insurance coverage under COBRA for an 18-month period, and (iii) the continuation of vested stock options to purchase 1,250,000 shares held by him for a period of three-years. The consulting agreement with Mr. Salgado was for a term of three months pursuant to which Mr. Salgado would provide consulting services in order to transition to his successor in exchange for a monthly consulting fee of $16,666.66.

In May 2021, we entered into a separation agreement with Mr. Pelletier in connection with his separation of employment with the Company (as previously disclosed in a Current Report on Form 8-K filed with the SEC on May 12, 2021). Pursuant to the terms of his separation agreement, in consideration for, among other things, his resignation from all officers and board positions held with the Company and its subsidiary, customary releases, his compliance with certain restrictive covenants (including non-compete, non-solicitation, and non-disparagement) and all other agreements between him and the Company (including a consulting agreement entered into between the Company and Mr. Pelletier on the same date, and confidentiality agreement), we agreed to pay Mr. Pelletier commencing on August 11, 2021 (i) a severance equal to six months’ of his base salary of $144,000, and (ii) the continuation of vested stock options to purchase 16,667 shares held by him for a period of three months. The consulting agreement with Mr. Pelletier was for a term of three months pursuant to which Mr. Pelletier would provide consulting services and continue to serve as the Company’s Chief Financial Officer in order to transition to his successor in exchange for a monthly consulting fee of $12,000.

Former Named Executive Officer Departure

In December 2020, and effective September 16, 2020, we entered into a separation agreement with Erduis Sanabria, former Executive Vice President of the Company in connection with his separation of employment with the Company (as previously disclosed in a Current Report on Form 8-K filed with the SEC on December 21, 2020). Pursuant to the terms of his separation agreement, in consideration for, among other things, his resignation from all officer and board positions held with the Company and its subsidiary, customary releases, his compliance with certain restrictive covenants (including non-compete, non-solicitation, and non-disparagement) and all other agreements between him and the Company (including a confidentiality agreement), we agreed, pursuant to the terms of his employment agreement, to pay Mr. Sanabria (i) a severance equal to three years’ of his base salary of $200,000, (ii) an amount equal to the cost of health insurance coverage under COBRA for an 18-month period, and (iii) the continuation of vested stock options to purchase 1,250,000 shares held by him for a period of three-years.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options and equity incentive plan awards for each of our current and former named executive officers outstanding as of December 31, 2021 (the Company does not have any outstanding stock awards):

	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised (#)	Option		Option
Name	Exercisable	Unexercisable	Unearned Options	Exercise Price ($)	Option Grant Date	Expiration Date
Stephen E. Johnson(1)	-	450,000	450,000	0.16	5/12/2021	5/12/2031
Ramon A. Pino(2)	-	385,000	385,000	0.16	5/12/2021	5/12/2031
Dave Smith(3)	187,500	-	-	1.44	9/24/2018	9/24/2028
Dave Smith(3)	187,500	-	-	0.98	12/24/2019	12/24/2029
Alexander M. Salgado(4)	250,000	-	-	0.33	11/10/2017	5/11/2024
Alexander M. Salgado(4)	500,000	-	-	1.44	8/26/2018	5/11/2024
Alexander M. Salgado(4)	500,000	-	-	0.98	12/24/2019	5/11/2024
Michael Pelletier(5)	16,667			2.58	3/26/2019	5/11/2022

(1)	Mr. Johnson joined the Company on May 12, 2021. Includes 450,000 shares of common stock issuable upon exercise of options at an exercise price of $0.16 per share granted on May 12, 2021 under the 2017 Stock Incentive Plan, which vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company.

(2)	Mr. Pino joined the Company on May 12, 2021. Includes 385,000 shares of common stock issuable upon exercise of options at an exercise price of $0.16 per share granted on May 12, 2021 under the 2017 Stock Incentive Plan, which vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company.

(3)	Mr. Smith’s holdings do not include 300,000 shares of common stock issuable upon exercise of options at a exercise price of $0.049 per share granted on January 1, 2022 under the 2017 Stock Incentive Plan, which vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company.

(4)	Mr. Salgado stepped down as an officer and director of the Company effective May 11, 2021.

(5)	Mr. Pelletier stepped down as an officer of the Company effective August 11, 2021.

Compensation of Directors

The following table summarizes all compensation paid to our non-employee directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Option Awards (#)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Thomas E. Vickers(3)	$32,000	100,000	$15,980	-	-	-	$47,980
Kellie L. Newton	-	100,000	$15,980	-	-	-	$15,980
Kuno D. van der Post(4)	-	100,000	$15,980	-	-	-	$15,980
Craig J. Fabel(5)	-	100,000	$15,980	-	-	-	$15,980

(1)	For their service on the board of directors, the Company issued each non-employee director an option grant to purchase 100,000 shares of our common stock at a per share exercise price equal to the closing price of the common stock on the grant date, with 25% of the options vesting every 90 days following the grant date subject to the director’s continuous service to the Company. The options grants have a term of ten years.

(2)	The fair value of share-based compensation was calculated using the Black Scholes option pricing model on the date of grant.

(3)	Mr. Vickers received a $2,000 monthly fee for his service as Chairperson of the Audit Committee from January 2021 to April 2021 and a $3,000 monthly fee for his service as Chairman of the Board from May 2021 to December 2021.

(4)	Dr. van der Post joined the Company’s board of directors on May 11, 2021.

(5)	Mr. Fabel joined the Company’s board of directors on May 11, 2021.

Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.

2017 Stock Incentive Plan

Our 2017 Stock Incentive Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2017 Stock Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2017 Stock Incentive Plan is administered by the compensation committee, or alternatively by the board of directors. The number of shares so reserved automatically adjusts upward on January 1 of each year, commencing January 1, 2018, so that the number of shares covered by the 2017 Stock Incentive Plan is equal to 15% of our issued and outstanding common stock as of that measurement date.

The maximum term for any option grant under the 2017 Stock Incentive Plan is ten years from the date of the grant, and the expiration date of options granted under the 2017 Stock Incentive Plan will generally expire ten years from the date of grant. Options granted to employees generally vest either upon grant or in three installments. The first vesting, which is equal to 33.3% of the granted options, usually occurs upon completion of one full year of employment from the date of grant, the second vesting usually occurs on the second anniversary of the date of grant, and the third vesting usually occurs on the third anniversary of the grant date. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

As of December 31, 2021, 6,867,747 shares have been reserved for issuance and the Company has outstanding options to purchase 5,189,167 shares under the 2017 Stock Incentive Plan. Such options are exercisable at prices ranging from of $0.11 to $3.44 per share. Unless earlier terminated by the board, the 2017 Stock Incentive Plan shall terminate on September 27, 2027.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 11, 2022, certain information with respect to the beneficial ownership of our outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock by each director and named executive officer of the Company, by each person known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, and by our directors and named executive officers as a group. Each share of common stock has one vote, each share of Series A Convertible Preferred Stock has such number of votes as equal the number of shares of Common Stock then issuable upon conversion of the Series A Preferred Share votes, and each share of Series B Convertible Preferred Stock has such number of votes as equal the number of shares of Common Stock then issuable upon conversion of the Series B Preferred Share multiplied by 50 on matters that may come before a meeting or vote of the Company’s stockholders.

We have determined beneficial ownership in accordance with the rules of the SEC, and we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all shares of common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 41,625,331 shares of common stock, 4,000,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Convertible Preferred Stock outstanding at April 11, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, or other convertible securities held by that person that are currently exercisable or convertible, or that will become exercisable or convertible within 60 days of April 11, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise stated, the address of the persons set forth in the table is c/o Veritas Farms, Inc., 1815 Griffin Road, Suite 401, Dania Beach, Florida 33004.

	Common stock		Series A Preferred Stock		Series B Preferred Stock
Directors and named executive officers:	Number of shares beneficially owned(1)	% of class	Number of shares beneficially owned	% of class	Number of shares beneficially owned	% of class	Percentage of voting securities
Stephen E. Johnson(2)	1,350,750	3.2%	50,000	1.3%	-	*	*
Ramon A. Pino(3)	628,333	1.5%	25,000	*	-	*	*
Dave Smith(4)	375,000	*	-	*	-	*	*
Thomas E. Vickers(5)	1,150,000	2.7%	50,000	1.3%	-	*	*
Kellie L. Newton(6)	175,000	*	-	*	-	*	*
Kuno D. van der Post(7)	1,212,500	2.8%	50,000	1.3%	-	*	*
Craig J. Fabel(8)	100,000	*	-	*	-	*	*
Alexander M. Salgado(9)	6,996,310	16.3%	-	*	-	*	1.6%
Michael Pelletier(10)	16,667	*	-	*	-	*	*

All directors and named executive officers as a group (nine persons)	12,004,560	28.1%	175,000	4.4%	-	*	2.6%

Other 5% or greater stockholders:

Cornelis F. Wit Revocable
Living Trust(11)
2700 N Military Trail
Suite 210
Boca Raton, FL 33431	115,948,401	75.7%	3,585,000	89.6%	1,000,000	100%	87.7%

George Attlee Boden
198 Magellan Quay
Grand Cayman
Cayman Islands KY1-1108	2,443,750	5.9%	-	*	-	*	*

*	Less than 1%

(1)	Includes shares issuable upon the exercise of options and other convertible securities within sixty (60) days of the date of this report.
(2)	Includes (a) 200,750 outstanding common shares, (b) 150,000 common shares issuable upon exercise of stock options, and (c) 1,000,000 common shares issuable upon conversion of our Series A Preferred Stock.
(3)	Includes 128,333 common shares issuable upon exercise of stock options, and (b) 500,000 common shares issuable upon conversion of our Series A Preferred Stock.

(4)	Includes 375,000 common shares issuable upon exercise of stock options.
(5)	Includes 150,000 common shares issuable upon exercise of stock options, and (b) 1,000,000 common shares issuable upon conversion of our Series A Preferred Stock.
(6)	Includes 175,000 common shares issuable upon exercise of stock options.
(7)	Includes (a) 100,000 outstanding common shares, (b) 112,500 common shares issuable upon exercise of stock options, and (c) 1,000,000 common shares issuable upon conversion of our Series A Preferred Stock.
(8)	Includes 100,000 common shares issuable upon exercise of stock options.
(9)	As of May 11, 2021, his last day of service with the Company. Includes (a) 1,420,089 outstanding common shares, (b) 1,250,000 common shares issuable upon exercise of stock options, and (c) 4,326,221 common shares held by other shareholders who were former Members of 271 Lake Davis, which Mr. Salgado has the right to vote (but not dispose of) pursuant to a five-year voting agreement entered into among Mr. Salgado and such other shareholders at closing of the September 2017 271 Lake Davis acquisition. The 1,420,089 common shares owned of record by Mr. Salgado collateralize a loan made in September 2019 by Cornelis F. Wit, sole trustee of the Cornelis F. Wit Revocable Living Trust and currently a principal shareholder of the Company, to Mr. Salgado, which loan becomes due December 31, 2022. Mr. Salgado’s address is 500 NW 2nd Avenue Unit 10068 Miami, FL 33101.
(10)	As of August 11, 2021, his last day of service with the Company. Includes 16,667 common shares issuable upon exercise of stock options. Mr. Pelletier’s address is 510 NE 17th Ave. Apt 206 Fort Lauderdale, FL 33301.
(11)	Cornelis F. Wit is the sole trustee of the Cornelis F. Wit Revocable Living Trust dated October 15, 2009 as amended and restated on June 11, 2015, and has sole voting and investment power with respect to the securities in the trust. Includes (a) 4,185,901 outstanding common shares, (b) 35,000,000 common shares issuable upon conversion of a convertible promissory note, (c) 71,700,000 common shares issuable upon conversion of our Series A Preferred Stock, (d) 5,000,000 common shares issuable upon conversion of our Series B Preferred Stock, and (c) 62,500 outstanding common shares held by Ananda Cifre, Mr. Wit’s spouse.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2021.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders 2017 Equity Incentive Plan	5,189,167	$0.86	1,678,580
Equity compensation plans not approved by security holders	-	-	-
Total	5,189,167	$0.86	1,678,580

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

The Cornelis F. Wit Revocable Living Trust owns 4,248,401 shares of our common stock, 3,585,000 shares of our Series A Convertible Preferred Stock and 1,000,000 shares of our Series B Convertible Preferred Stock, which in aggregate equals approximately 88% of the votes of our outstanding voting securities. As a result of this majority ownership of voting securities, and the protective provisions contained in the Series B Convertible Preferred Stock and Series A Convertible Preferred Stock which provide that the Company shall not undertake certain transactions without the prior approval of the holder of the Series B Convertible Preferred Stock and holder of a majority of the Series A Convertible Preferred Stock, the Wit Trust has the ability to exert substantial control over all matters requiring approval by our stockholders and our board of directors.

Related Party Transactions

Voting Agreement

Stockholders holding 5,746,310 shares of our common stock, who were former members of 271 Lake Davis, including Mr. Salgado, our former Chief Executive Officer, and Erduis Sanabria, a former director and executive officer, are parties to a Voting Agreement entered into in September 2017, as amended, pursuant to which Mr. Salgado has the right to vote (but not dispose of) such shares until September 27, 2022.

Legal Services

A law firm owned by the brother of Mr. Salgado, our former Chief Executive Officer, renders legal services to the Company. The firm incurred expenses in aggregate of $20,020 and $123,900 for such services during the years ended December 31, 2021 and December 31, 2020, respectively.

Indemnification Agreements

We have entered into indemnification agreements with each of our non-employee directors. In general, these agreements require us to indemnify each such individual to the fullest extent permitted under Nevada law against certain liabilities that may arise by reason of their service for us, and to advance expenses incurred as a result of any such proceeding as to which any such individual could be indemnified.

Financings

On April 19, 2021, the Company issued a secured convertible promissory note in the principal amount of $25,000 to Mr. Vickers. The note carried an interest rate of eight percent (8%) per annum and had a maturity date of May 19, 2021. On May 19, 2021, the Company and Mr. Vickers extended the maturity date of the note to October 1, 2021. On September 1, 2021, Mr. Vickers converted the outstanding $25,000 in principal and $25,000 in additional consideration for expenses incurred in exchange for 50,000 shares of our Series A Convertible Preferred Stock. The Company paid $0 to Mr. Vickers for accrued interest on the secured convertible promissory note during 2021.

On July 22, 2021, the Company issued secured convertible promissory notes to Mr. Johnson in the amount of $50,000 and to Mr. Pino in the amount of $25,000. The secured convertible promissory notes accrued interest at eight percent (8%) per annum and had a maturity date of October 1, 2021. On August 18, 2021, Mr. Pino converted the outstanding $25,000 in principal in exchange for 25,000 shares of our Series A Convertible Preferred Stock, and on September 7, 2021, Mr. Johnson converted the outstanding $50,000 in principal in exchange for 50,000 shares of our Series A Convertible Preferred Stock. The Company paid $0 and $0 to Mr. Johnson and Mr. Pino, respectively, for accrued interest on the secured convertible promissory notes during 2021.

Policy Regarding Related Party Transactions

The Company has adopted written policies and procedures for identifying and approving or ratifying related person transactions. Any related party transactions are subject to prior review and approval by a majority of our “independent” directors, or an appropriate committee of our board of directors consisting solely of “independent” directors. Our board’s policy requires that transactions with related parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party. Based on our experience, we believe that each of the transactions with related parties complied with our board’s policy at the time the transaction was effected.

Director Independence

The Company’s board of directors has determined that all of our directors, except for Mr. Johnson, our Chief Executive Officer, are “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. Moreover, our board of directors has determined that Mr. Vickers qualifies as an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market, based on his extensive financial and accounting experience.

Item 14. Principal Accountant Fees and Services.

Prager Metis CPAs LLC (“Prager”) has been our independent registered public accounting firm since 2018.

Audit Fees

Aggregate audit fees billed by Prager for the years ended December 31, 2021 and December 31, 2020, were $65,859 and $60,150, respectively. Audit fees consist of the aggregate fees billed for professional services rendered for (i) the audit of our annual financial statements included in our Annual Report on Form 10-K, (ii) the review of financial statements included in our Quarterly Reports on Form 10-Q, and (iii) accounting consultations.

Audit-Related Fees

There were no audit-related fees billed by Prager for the years ended December 31, 2021 and December 31, 2020.

Tax Fees

There were no tax fees billed by Prager for the years ended December 31, 2021 and December 31, 2020.

Pre-Approval Policy

Provision of the above services is approved by our audit committee of our board of directors. The audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. All of the services of Prager for 2021 and 2020 described above were pre-approved by the audit committee.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

(3) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Certificate of Amendment to the Articles of Incorporation(2)
3.3	Certificate of Amendment to the Articles of Incorporation(3)
3.4	Certificate of Amendment to the Articles of Incorporation(4)
3.5	Bylaws(5)
4.1	Form of Common Stock Certificate(13)
4.2	Form of Placement Agent Warrant to Purchase Shares of Common Stock(6)
4.3	Form of Placement Agent Warrant to Purchase Shares of Common Stock(13)
4.4	Amended and Restated Secured Convertible Credit Line Promissory Note dated March 9, 2022 by and between Veritas Farms, Inc. and the Cornelis F. Wit Revocable Living Trust(13)
10.1	Employment Agreement with Stephen E. Johnson(7)*
10.2	Employment Agreement with Ramon A. Pino (7)*
10.3	2017 Stock Incentive Plan(8)*
10.3.1	Form of Incentive Stock Option Agreement(13)*
10.3.2	Form of Non-Qualified Stock Option Agreement(13)*
10.4	Voting Agreement(8)
10.5	Form of Non-Employee Director Appointment Letter with attached Form of Non-Employee Director Indemnification Agreement(9)*
10.6	Separation Agreement with Erduis Sanabria(10)
10.7	Separation Agreement with Alexander Salgado(4)
10.8	Lease with 1815 Building Company, LLC(11)
14	Code of Business Conduct and Ethics(12)
21.1	Subsidiaries of Registrant(12)
23.1	Consent of Prager Metis CPAs LLC(13)
31.1	Section 302 Chief Executive Officer Certification(13)
31.2	Section 302 Chief Financial Officer Certification(13)
32.1	Section 906 Chief Executive Officer and Chief Financial Officer Certification(14)
101.INS	Inline XBRL Instance Document.(13)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.(13)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(13)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(13)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(13)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(13)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated November 13, 2017 and incorporated herein by reference.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated February 5, 2019 and incorporated herein by reference.
(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 19, 2019 and incorporated herein by reference.
(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference.
(5)	Filed as an exhibit the registrant’s Registration Statement on Form S-1 (File No. 333-210190) dated March 15, 2016 and incorporated herein by reference.
(6)	Filed as an exhibit the registrant’s Registration Statement on Form S-1/A (File No. 333-235300) dated December 6, 2019 and incorporated herein by reference.
(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated August 12, 2021 and incorporated herein by reference.
(8)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated October 2, 2017 and incorporated herein by reference.
(9)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated April 10, 2019 and incorporated herein by reference.
(10)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated December 21, 2020 and incorporated herein by reference.
(11)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q dated November 15, 2021 and incorporated herein by reference.
(12)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed April 23, 2018, and incorporated herein by reference.
(13)	Filed herewith.
(14)	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITAS FARMS, INC.

Dated: April 12, 2022	By:	/s/ Stephen E. Johnson
Stephen E. Johnson, Chief Executive Officer (Principal Executive Officer)

Dated: April 12, 2022	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen E. Johnson	Chief Executive Officer and Director	April 12, 2022
Stephen E. Johnson	(Principal Executive Officer)

/s/ Ramon A. Pino	Chief Financial Officer	April 12, 2022
Ramon A. Pino	(Principal Financial and Accounting Officer)

/s/ Thomas E. Vickers	Director and Chairman of the Board	April 12, 2022
Thomas E. Vickers

/s/ Kellie L. Newton	Director	April 12, 2022
Kellie L. Newton

/s/ Kuno D. van der Post	Director	April 12, 2022
Kuno D. van der Post

/s/ Craig J. Fabel	Director	April 12, 2022
Craig J. Fabel