Form 10-Q
period 2022-03-31
Veritas Farms, Inc.
filed 2022-05-12
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 11, 2022 was 41,625,331 shares.

VERITAS FARMS, INC.

Quarterly Report on Form 10-Q for the three month period ended March 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS
Cash	$373,360	$481,763
Inventories	3,333,547	3,211,882
Accounts receivable, net of allowance for doubtful accounts	117,202	104,773
Prepaid expenses	200,526	243,273
Total current assets	4,024,635	4,041,691
Property and equipment, net of accumulated depreciation	3,743,253	3,858,221
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	374,717	414,317
Other assets	179,500	228,611

TOTAL ASSETS	$8,377,105	$8,597,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,363,199	$1,423,300
Accrued expenses	179,680	144,534
Accrued interest	60,743	28,881
Dividends payable	294,460	195,830
Convertible notes payable	200,000	200,000
Deferred revenue	46,600	4,580
Operating lease liability	150,087	150,135
Notes payable, current portion	53,352	61,836
Total current liabilities	2,348,121	2,209,096

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	180,136	186,592
Convertible notes payable, related parties, long term, net of current portion, net of discount	1,348,810	308,691
Paycheck Protection Program loan, net of current portion	803,994	803,994
Operating lease liability, net of current portion	224,630	264,182

TOTAL LIABILITIES	4,905,691	3,772,555

SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding, respectively, at $0.001 par value	4,000	4,000
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding, respectively, at $0.001 par value	1,000	1,000
Common stock, 200,000,000 shares authorized, 41,625,331 and 41,625,331 issued and outstanding, respectively, at $0.001 par value	41,625	41,625
Additional paid in capital	38,737,045	38,709,374
Accumulated (deficit)	(35,312,256)	(33,930,714)

TOTAL SHAREHOLDERS’ EQUITY	3,471,414	4,825,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,377,105	$8,597,840

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2022	2021
Revenues	$482,086	$888,261

Cost of goods sold	318,828	601,428
Total cost of goods sold	318,828	601,428

Gross margin	163,258	286,833

Operating expenses
Selling, general and administrative	1,356,093	1,166,946
Total operating expenses	1,356,093	1,166,946

Operating (loss)	(1,192,835)	(880,113)

Other income/(expense)
Interest expense, related parties	(68,612)	-
Interest expense	(21,465)	(29,706)
(Loss) on lease termination	-	(244,840)
Total other income/(expense)	(90,077)	(274,546)
(Loss) before income taxes	(1,282,912)	(1,154,659)
Income tax provision	-	-
Net (loss)	(1,282,912)	(1,154,659)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred stock	(78,904)	-
Series B preferred stock	(19,726)	-
Total preferred stock dividends	(98,630)	-
Net (loss) attributable to common shareholders	$(1,381,542)	$(1,154,659)

Net (loss) per share
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)
Weighted average number of shares outstanding
Basic	41,625,331	45,836,802
Diluted	41,625,331	45,836,802

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(unaudited)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2022

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders’
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity

Balances at December 31, 2021	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,709,374	$(33,930,714)	$4,825,285

Stock-based compensation							27,671		27,671

Preferred stock dividends								(98,630)	(98,630)

Net (loss)								(1,282,912)	(1,282,912)

Balances at March 31, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,737,045	$(35,312,256)	$3,471,414

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2021

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders’
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity

Balances at December 31, 2020	-	$-	-	$-	45,784,977	$45,785	$34,268,729	$(26,667,147)	$7,647,367

Stock-based compensation							53,412		53,412

Issuance of common stock for cash					400,000	400	86,495		86,895

Net (loss)								(1,154,659)	(1,154,659)

Balances at March 31, 2021	-	$-	-	$-	46,184,977	$46,185	$34,408,636	$(27,821,806)	$6,633,015

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) attributable to common shareholders	$(1,381,542)	$(1,154,659)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	120,037	128,417
Stock-based compensation	27,671	53,412
Dividends payable	98,630	-
Amortization of debt discount	40,119	23,750
Net change in operating lease assets and liabilities	-	(55,753)
Changes in operating assets and liabilities
Inventories	(121,665)	103,645
Prepaid expenses	42,747	14,425
Accounts receivable	(12,429)	(144,089)
Other assets	49,111	190,820
Deferred revenue	42,020	901
Accrued interest	31,862	7,879
Accrued expenses	35,146	(119,536)
Accounts payable	(60,101)	61,185
Net cash (used in) operating activities	(1,088,394)	(889,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,069)	-
Net cash (used in) investing activities	(5,069)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(14,940)	(16,999)
Proceeds from convertible notes payable	1,000,000	-
Proceeds from Paycheck Protection Program loan	-	803,994
Proceeds from issuance of common stock	-	86,895
Net cash provided by financing activities	985,060	873,890

Net increase/(decrease) in cash and cash equivalents	(108,403)	(15,713)
Cash and cash equivalents at beginning of period	481,763	107,693

Cash and cash equivalents at end of period	$373,360	$91,980

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$4,932	$-
Non-cash transactions:
Right of use asset and lease liability recognized at issuance	$-	$160,476

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Veritas Farms, Inc. (“Company,” “Veritas Farms,” “we,” “us” and “our”), was incorporated as Armeau Brands Inc. in the State of Nevada on March 15, 2011. On October 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name from “Armeau Brands Inc.” to “SanSal Wellness Holdings, Inc.,” and on January 31, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State changing the name from “SanSal Wellness Holdings, Inc.” to “Veritas Farms, Inc.” The Company’s business objectives are to produce natural rich-hemp products, using natural protocols and materials yielding broad spectrum phytocannabinoid rich hemp oils, distillates and isolates. The Company is licensed by the Colorado Department of Agriculture to grow industrial hemp on its 140-acre farm pursuant to federal law.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and March 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three months ending March 31, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Veritas Farms, Inc. and its wholly owned subsidiary 271 Lake Davis Holdings, LLC, a Delaware limited liability company. All significant inter-company accounts and transactions have been eliminated in consolidation.

Estimates in Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made in the 2021 financial statements to conform to the 2022 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value Measurement

The Company has adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the accompanying unaudited condensed consolidated balance sheets approximates fair value. At times, cash and cash equivalents may be in excess of FDIC insurance limits of $250,000. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Property and Equipment

Purchases of property and equipment are recorded at cost. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the unaudited condensed consolidated statements of operations. Depreciation is recognized over the estimated economic useful lives of each class of assets and is computed using the straight-line method.

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at March 31, 2022 and December 31, 2021.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other U.S. GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company records a discount to convertible notes and convertible preferred stock for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument, if applicable. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and contingency has been resolved.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation and Benefits

The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform services similar to those performed by the Company’s employees.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

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

In accordance with ASC 740, management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any open tax periods.

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at March 31, 2022 and December 31, 2021.

Leases

The Company has two leased buildings that are classified as operating lease right of use (“ROU”) assets and operating lease liabilities in the Company’s unaudited condensed consolidated balance sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Selling, general and administrative expenses.

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

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Additionally, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company starting January 1, 2024 and early adoption is allowed. The company is analyzing the effect of this standard.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since its inception. As of and for the period ended March 31, 2022, the Company had an accumulated deficit of $35,312,256, and a net loss attributable to common shareholders of $1,381,542. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. A going concern disclosure means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months from the date the financial statements are issued. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management Plans

The Company believes that it will require additional financing to fund its growth and achieve profitability The Company anticipates that such financing, will be generated from subsequent private offerings of its equity and/or debt securities. Outside financing, in concert with increased profitability of “Big Box” and ecommerce retail orders allow management to conclude that the Company will continue as a going concern.

NOTE 3: INVENTORIES

Inventories consist of:

	March 31, 2022	December 31, 2021
Work in progress	$2,149,136	$1,967,648
Finished goods	494,643	547,543
Other	689,768	696,691
Inventories	$3,333,547	$3,211,882

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

	March 31, 2022			December 31, 2021			Estimated
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,523,029	214,732	1,308,297	1,520,447	204,350	1,316,097	39
Greenhouse	965,388	137,393	827,995	965,388	130,647	834,741	39
Fencing and irrigation	203,793	102,700	101,093	203,793	97,740	106,053	15
Machinery and equipment	2,340,437	1,316,539	1,023,898	2,337,950	1,229,585	1,108,365	7
Furniture and fixtures	230,347	174,118	56,229	230,347	165,892	64,455	7
Computer equipment	22,038	19,902	2,136	22,038	19,681	2,357	5
Vehicles	56,058	30,579	25,479	56,058	28,031	28,027	5
Total	$5,739,216	$1,995,963	$3,743,253	$5,734,147	$1,875,926	$3,858,221

Total depreciation expense was $120,037 and $128,942 for the three month periods ending March 31, 2022 and March 31, 2021, respectively.

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following table summarizes the notes payable outstanding as of March 31, 2022.

				Ending
				principal	Non related party		Related party
Description	Origination date	Maturity date	Interest rate	March 31, 2022	Current	Long term	Current	Long term
Note Payable	11/29/2018	12/1/2022	9%	$28,332	$28,332	$-	$-	$-
Note Payable	5/10/2019	5/10/2023	9%	8,842	7,513	1,329	-	-
Note Payable	8/29/2019	9/1/2024	7%	46,314	17,507	28,807	-	-
Economic Injury Disaster Loan	6/24/2020	6/24/2050	4%	150,000	-	150,000	-	-
Secured Convertible Promissory Note Payable	10/12/2021	10/1/2024	10%	1,750,000	-	-	-	1,750,000
Discount								(401,190)
Subtotal				$1,983,488	$53,352	$180,136	$-	$1,348,810
Convertible Promissory Note Payable	3/6/2020	10/1/2022	10%	200,000	200,000	-	-	-
2021 Paycheck Protection Program Loan	2/16/2021	2/1/2026	1%	803,994	-	803,994	-	-
Subtotal				$1,003,994	$200,000	$803,994	$-	$-

Future principal payments for the next five years are as follows for the future years ended December 31:

2022	$246,893
2023	24,952
2024	1,768,169
2025	3,451
2026	807,576
Thereafter	136,441
Total	$2,987,482

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

In February 2021, as part of the business incentives offered in the CARES Act, the Company received a second loan in the amount of $803,994 under the SBA Paycheck Protection Program (“2021 PPP Loan”). The 2021 PPP Loan accrues interest at a rate of 1% per annum and has an original maturity date of five years. The 2021 PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Under the terms of the 2021 PPP Loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the 2021 PPP Loan in a manner which should enable qualification as a forgivable loan. In March 2022, the Company submitted the forgiveness application for the 2021 PPP Loan. In accordance with the terms and conditions under the loan, the lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statue and applicable regulations, the lender must request payment from the SBA at the time the lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA. Although the Company believes it is probable that the 2021 PPP Loan will be forgiven, the Company cannot currently provide any objective assurance that it will obtain forgiveness in whole or in part. The principal balance on the 2021 PPP Loan was $803,994 as of March 31, 2022.

Economic Injury Disaster Loan

In June 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of 3.75% per annum and has a term of 30 years. The first payment due is deferred two and a half years. The principal balance of the EIDL as of March 31, 2022 has been classified as a long-term liability in notes payable.

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

On July 22, 2021, the Company issued secured convertible promissory notes in the aggregate principal amount of $1,075,000 in exchange for an aggregate amount of $1,075,000, which secured convertible promissory notes were issued to the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is trustee (“Wit Trust”), a principal shareholder who holds securities of the Company that constitute a majority of the voting securities of the Company, in the amount of $1,000,000, Stephen E. Johnson, Chief Executive Officer and President of the Company (“Mr. Johnson”), in the amount of $50,000, and Ramon A. Pino, Chief Financial Officer of the Company (“Mr. Pino”), in the amount of $25,000. These secured convertible promissory notes accrued interest at eight percent (8%) per annum and had a maturity date of (i) April 1, 2022, or October 1, 2021. On August 18, 2021, Mr. Pino converted the outstanding $25,000 in principal in accordance with the note’s terms in exchange for 25,000 Series A Preferred Shares. On September 7, 2021, Mr. Johnson converted the outstanding $50,000 in principal in accordance with the note’s terms in exchange for 50,000 Series A Preferred Shares. On September 30, 2021, the Wit Trust converted the outstanding $1,000,000 in principal in exchange for 1,000,000 Series A Preferred Shares.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10% Convertible Promissory Note Payable

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

The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of March 31, 2022 and $0 as of December 31, 2021 on the accompanying balance sheet with amortization to interest expense of $0 and $23,750 for the three month periods ended March 31, 2022 and March 31, 2021, respectively.

10% Secured Convertible Promissory Note Payable

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contains certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $401,190 on the accompanying balance sheet with amortization to interest expense of $40,119 and $0 for the three month periods ended March 31, 2022 and March 31, 2021, respectively. At March 31, 2022, $1,750,000 was outstanding on the Secured Convertible Promissory Note.

NOTE 6: STOCK-BASED COMPENSATION

The Company approved its 2017 Stock Incentive Plan on September 27, 2017 (“Incentive Plan”) which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 6,867,747 shares of common stock. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined at the time of grant by the Board of Directors or any committees appointed under the Incentive Plan.

The Company’s outstanding stock options typically have a 10-year term. Outstanding non-qualified stock options granted to employees and consultants vest on a case-by-case basis. Outstanding incentive stock options issued to employees typically vest over a three-year period. The incentive stock options granted vest based solely upon continued employment. The Company’s time-based share awards typically vest in 33.3% increments on each of the three anniversary dates of the date of grant.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 1, 2022, the Company granted an aggregate 625,000 options to employees, including 300,000 options to Dave Smith, our Chief Operating Officer under the Incentive Plan, at a per share exercise price of $0.049 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company. The aggregate fair value for all options granted for the three months ended March 31, 2022 was $30,115.

Total stock based compensation expense was $27,671 and $53,412 for the three month periods ending March 31, 2022 and March 31, 2021, respectively.

The following table summarizes the stock option activity for the Company’s Incentive Plan:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2020	4,193,750	$1.11	8.03
Granted	1,485,000	0.18	9.31
Exercised	-	-	-
Forfeited/cancelled/expired	(489,583)	1.04	-
Outstanding at December 31, 2021	5,189,167	0.86	7.71
Granted	625,000	0.05	9.76
Exercised	-	-	-
Forfeited/cancelled/expired	(8,334)	1.77	-
Outstanding at March 31, 2022	5,805,833	$0.77	7.80

Vested and exercisable at March 31, 2022	4,127,083	$1.03	7.04

Below are the assumptions for the fair value of share-based payments for the three month period ended March 31, 2022 and the year ended December 31, 2021.

	Stock option assumptions for the period ended
Stock option assumptions	March 31, 2022	December 31, 2021
Risk-free interest rate	1.55%	1.20%
Expected dividend yield	0.0%	0.0%
Expected volatility	179.5%	183.8%
Expected life of options (in years)	10	10

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

On February 11, 2021, the Company entered into a three year lease with Cheyenne Avenue Holdings, LLC for warehouse and distribution facilities. The lease contains annual escalators. The Company analyzed the classification of the lease under ASC 842, Leases (“ASC 842”) and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the ROU asset and lease liability values at inception by calculating the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The ROU asset value was $160,476 and the liability was $160,476. The lease liability will be expensed each month, on a straight-line basis, over the life of the lease.

On September 8, 2021, the Company entered into a thirty nine month lease with 1815 Building Company, for the lease of the Company’s principal executive offices in Dania Beach, Florida. The lease contains annual escalators and charges Florida sales tax. The lease commenced into effect on October 12, 2021 and expires on January 31, 2025. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the ROU asset and lease liability values at inception by calculating the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The ROU asset value was $298,364 and the liability was $298,364. The lease liability will be expensed each month, on a straight-line basis, over the life of the lease.

Total lease amortization expense was $39,599 and $33,685 for the three month periods ending March 31, 2022 and March 31, 2021, respectively.

As of March 31, 2022, and December 31, 2021, operating leases have no minimum rental commitments.

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

As of March 31, 2022 we had the following issued and outstanding securities:

●	41,625,331 shares of common stock;

●	4,000,000 shares of Series A Convertible Preferred Stock;

●	1,000,000 shares of Series B Convertible Preferred Stock;

●	2,595,270 warrants to purchase shares of our common stock;

●	5,805,833 options to purchase shares of our common stock; and

●	$1,950,000 principal amount of convertible promissory notes convertible into 35,500,000 shares of common stock.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units (“Units”) at a price of $0.50 per Unit, which private offering ended April 30, 2021. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. From January 1, 2021 through April 30, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The terms of this offering provided that, if during the one-year period from the final closing of the offering, the Company undertakes a subsequent private offering of its equity, equity equivalent or debt securities (“Subsequent Offering”), the investor will be entitled to exchange their Units purchased in the offering for an equivalent dollar amount of securities sold in the Subsequent Offering (based on the respective offering prices). The Company also entered into a registration rights agreement with the investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement. As of September 30, 2021, all Unit holders converted their Units into Series A Preferred Shares.

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

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“2021 Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during April, July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and conversion of an account payable); and (ii) the surrender of 280,000 Units, in accordance with the terms of the subscription agreements for the purchase of the Units entered into by certain investors and the Company in February through April 2021. The investors in the 2021 Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Kuno van der Post, a member of the Board of Directors of the Company (“Dr. van der Post”), in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series A Convertible Preferred Stock

The Series A Preferred Shares have a stated value of $1.00 per share. Each Series A Preferred Share is convertible into the Company’s common stock at the option of the holder thereof at a conversion rate of $0.05 per share of common stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of common stock or securities exercisable for, convertible into or exchangeable for common stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series A Preferred Shares rank (a) junior to the Company’s Series B Preferred Shares; and (b) senior to (i) the Company’s common stock and any other class or series of stock (including other series of Preferred Stock) of the Company (collectively, “Junior Stock”). From and after the date of the issuance of Series A Preferred Shares, dividends at the rate per annum of 8%, compounded annually, accrue daily on the stated value (“Series A Accruing Dividends”). Series A Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Series A Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Series A Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) common stock payable in shares of common stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series A Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Series A Accruing Dividends then accrued on such Series A Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per Series A Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock; and (B) the number of shares of common stock issuable upon conversion of a Series A Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per Series A Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the stated value of the Series A Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series A Preferred Share dividend. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any deemed liquidation event, (collectively, a “Liquidation Event”), the holders of Series A Preferred Shares shall be entitled to receive, after payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the stated value of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares, but prior and in preference to any distribution of any of the assets of the Company to the holders of Junior Stock by reason of their ownership thereof, an aggregate amount per share equal to the stated value of the Series A Preferred Shares and the accrued but unpaid dividends thereon. After the payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the stated value of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares and to all holders of the Series A Preferred Shares the full liquidation preference hereunder, the remaining assets of the Company available for distribution to its shareholders shall be distributed among the holders of the shares of Series B Preferred Shares and Junior Stock, pro rata, on an “as converted basis,” determined immediately prior to such Liquidation Event, and the Series A Preferred Shares shall not be entitled to participate in such distribution of the remaining assets of the Company. The Series A Preferred Shares shall vote together with holders of Series B Preferred Shares and holders of common stock as a single class on all matters brought to a vote of shareholders. Each Series A Preferred Share shall entitle the holder thereof to such number of votes as equal the number of shares of common stock then issuable upon conversion of the Series A Preferred Share. The Series A Preferred Shares also contain protective provisions which provide that the Company shall not undertake certain transactions without the prior approval of the holder(s) of a majority of the Series A Preferred Shares.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series B Convertible Preferred Stock

The Series B Preferred Shares have a stated value of $1.00 per share. Each Series B Preferred Share is convertible into common stock at the option of the holder thereof at a conversion rate of $0.20 per share of common stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of common stock or securities exercisable for, convertible into or exchangeable for common stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series B Preferred Shares rank senior to the (a) Series A Preferred Shares; (b) the Company’s common stock and any other class or series of Junior Stock. From and after the date of the issuance of Series B Preferred Shares, dividends at the rate per annum of 8%, compounded annually, accrue daily on the stated value (“Series B Accruing Dividends”). Series B Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Series B Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Series B Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) common stock payable in shares of common stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series B Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Series B Accruing Dividends then accrued on such Series B Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per Series B Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock; and (B) the number of shares of common stock issuable upon conversion of a Series B Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per Series B Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the stated value of the Series B Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series B Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series B Preferred Share dividend. In the event of a Liquidation Event, the holders of Series B Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Junior Stock (including Series A Preferred Shares), a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the stated value of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares. After the payment to all holders of Series B Preferred Shares of such liquidation preference and to all holders of the Series A Preferred Shares their full liquidation preference, the remaining assets of the Company available for distribution to its shareholders shall be distributed among the holders of the shares of Series B Preferred Shares and Junior Stock other than Series A Preferred Shares, pro rata, on an “as converted basis,” as applicable. The Series B Preferred Shares shall vote together with holders of Series A Preferred Shares and holders of common stock as a single class on all matters brought to a vote of shareholders. Each Series B Preferred Share shall entitle the holder thereof to such number of votes as equal the number of shares of common stock then issuable upon conversion of the Series B Preferred Share multiplied by 50. The Series B Preferred Shares also contain protective provisions which provide that the Company shall not undertake certain transactions without the prior approval of the holder of the Series B Preferred Shares.

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the three month periods ended March 31, 2022 and March 31, 2021, respectively.

	Undeclared dividends
	For the three months ended
	March 31,
Series of preferred stock	2022	2021
Series A preferred stock dividends	$78,904	$-
Series B preferred stock dividends	19,726	-
Total undeclared preferred stock dividends	$98,630	$-

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the cumulative undeclared dividends by class of preferred stock as of March 31, 2022 and March 31, 2021, respectively. These cumulative undeclared dividends are recorded in Dividends payable on our balance sheet as of March 31, 2022 and March 31, 2021.

	Cumulative undeclared dividends as of
	March 31,
Series of preferred stock	2022	2021
Series A preferred stock	$223,666	$-
Series B preferred stock	70,794	-
Cumulative undeclared preferred stock dividends	$294,460	$-

NOTE 9: CONCENTRATIONS

The Company had one customer for the three months ended March 31, 2022 that accounted for 18% of sales. For the three months ended March 31, 2021, no single customer accounted for more than 10% of sales.

The Company had two customers at March 31, 2022 accounting for 38% and 34% of relative total accounts receivable. At December 31, 2021, the Company had two customers accounting for 30% and 29% of relative total accounts receivable.

NOTE 10: RELATED PARTY

A law firm owned by the brother of Alexander M. Salgado, our former Chief Executive Officer, rendered legal services to the Company. The Company incurred expenses in aggregate of $0 and $13,825 for such services during the three month periods ended March 31, 2022 and March 31, 2021, respectively.

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

On September 30, 2021, the Company completed the 2021 Private Placement which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during April, July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and the conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the 2021 Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Dr. van der Post, a member of the Board of Directors of the Company, in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest. As a result of the 2021 Private Placement and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares, the Wit Trust holds approximately 88% of the voting power of the Company.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $401,190 on the accompanying balance sheet with amortization to interest expense of $40,119 and $0 for the three month periods ended March 31, 2022 and March 31, 2021, respectively. At March 31, 2022, $1,750,000 was outstanding on the Secured Convertible Promissory Note.

For the three month period ended March 31, 2022 we incurred $68,612 in interest expense payable to related parties and $0 in interest expense payable to related parties for the three month period ended March 31, 2021.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

NOTE 12: SUBSEQUENT EVENTS

Subsequent to March 31, 2022 the Company received an additional $500,000 from the Secured Convertible Promissory Note.

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

Business Overview

Veritas Farms, Inc. is a vertically-integrated agribusiness focused on growing, producing, marketing, and distributing superior quality, whole plant, full spectrum hemp oils and extracts containing naturally occurring phytocannabinoids (collectively, “CBD”). Veritas Farms owns and operates a 140 acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants which can potentially yield a minimum annual harvest of 250,000 to 300,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 square feet of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000 square foot onsite facility used for processing raw hemp, oil extraction, formulation laboratories and quality/purity testing. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program. The Company primarily conducts its business operations through its wholly-owned subsidiary, 271 Lake Davis Holdings, LLC, a Delaware limited liability company.

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

Veritas Farms has developed a wide variety of formulated phytocannabinoid-rich hemp products containing CBD which are marketed and distributed by the Company under its Veritas Farms brand name. Our products are also available in bulk, white label and private label formulations for distributors and retailers. These types of products are in high demand by health food markets, wellness centers, pet suppliers, physicians and other healthcare practitioners.

Veritas Farms products (50+ SKUs) include capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews. All product applications come in various flavors and strength formulations, in addition to bulk volume sales. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms website, www.TheVeritasFarms.com, as well as through other online retailers and “brick and mortar” retail outlets.

The branding of the Company’s line of hemp oil and extract products has enabled market penetration during 2021 and 2022 into large retail chains increasing brand exposure and awareness. The initial rollouts have been successful in creating distribution opportunities into thousands of new retail outlets across the country (over 8,000 retail outlets as of the date of this report). The shift from smaller order fulfilment to larger “Big Box” orders creates an economy of scale that offers the opportunity for the Company to achieve profitability.

As of the date of this report the Company has secured distribution into the following chain stores:

Bartell Drugs	Giant Eagle	Niemann Supermarkets	Southern Wine
Bashas	Harris Teeter	Publix	Tops
Bi-Lo	King Soopers	QFC	Weis
Bi Mart	Kinney Drugs	Rite Aid	Winn Dixie
Fred Meyer	Kroger	Save Mart
Fruth	Mariano’s	Smiths

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

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“2021 Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during April, July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the 2021 Private Placement included: Stephen E. Johnson, the Company’s Chief Executive Officer (“Mr. Johnson”) upon the conversion of $50,000 promissory note; Ramon A. Pino, the Company Chief Financial Officer (“Mr. Pino”) upon the conversion of $25,000 promissory note; Thomas E. Vickers, the Company’s Chairman of the Board of Directors (“Mr. Vickers”) upon conversion of $50,000 promissory note and accounts payable; Kuno van der Post, a member of the Board of Directors (“Dr. van der Post”) in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest.

Management Changes

In connection with the consummation of the issuance and sale of the Preferred Shares to the Wit Trust pursuant to the SPA in May 2021, Alexander M. Salgado stepped down as the Company’s Chief Executive Officer and director, and Dr. Bao T. Doan and Marc J. Horowitz resigned as directors of the Company. In addition, Michael Pelletier stepped down as an employee of the Company and entered into a three-month consulting agreement with the Company to continue as the Company’s Chief Financial Officer until his successor was appointed.

Contemporaneously therewith, Mr. Johnson, Dr. van der Post and Craig J. Fabel were elected and appointed as the Wit Trust’s designees on the board of directors. In addition, Mr. Johnson was appointed as Chief Executive Officer and President of the Company, and Mr. Pino, was appointed as Executive Vice President of Finance, Treasurer and Secretary of the Company, and who was subsequently appointed as Chief Financial Officer on August 11, 2021.

Corporate Information

The Company was incorporated in the state of Nevada on March 15, 2011 under the name Armeau Brands Inc. and changed its name to SanSal Wellness Holdings, Inc. on October 13, 2017. On January 31, 2019, the Company changed its name from SanSal Wellness Holdings, Inc. to Veritas Farms, Inc.

Our executive offices are located at 1815 Griffin Road, Suite 401, Dania Beach, FL 33004 and our telephone number is (833) 691-4367. The Company’s year-end is December 31. Our corporate website is www.TheVeritasFarms.com. Information appearing on our website is not part of this Quarterly Report on Form 10-Q.

Results of Operations

The three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenues. Revenues for the three months ended March 31, 2022 decreased to $482,086, as compared to revenues of $888,261 for the three months ended March 31, 2021. The decrease reflects a significant contraction of retail sales in 2022 from 2021, primarily as a result of the Covid-19 pandemic. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded its product lines to include beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers.

Cost of goods sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the three months ended March 31, 2022 decreased to $318,828 from $601,428 for the three months ended March 31, 2021. The decrease in cost of sales can be attributed to the decrease in sales during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Gross margin. We had gross margin of $163,258 for the three months ended March 31, 2022, as compared to gross margin of $286,833 for the three months ended March 31, 2021. The decrease in gross margin can be attributed to the decrease in sales during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $1,356,093 for the three months ended March 31, 2022, from $1,166,946 for the three months ended March 31, 2021. The increase to selling, general and administrative expenses is primarily due to salary and related expenses. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the three months ended March 31, 2022 was $90,077, as compared to $29,706 for the three months ended March 31, 2021. Interest expense increased in the three months ending March 31, 2022 compared to the three months ending March 31, 2021 due to the interest method amortization of a beneficial conversion feature, in addition to an increase in interest bearing notes payable. We also recorded a loss on lease termination of $0 for the three months ended March 31, 2022 compared to $244,840 for the three months ended March 31, 2021.

Net loss. As a result of all the foregoing, net loss attributable to common shareholders for the three months ended March 31, 2022, increased to $1,381,542 or $0.03 per share based on 41,625,331 weighted average shares outstanding, from $1,154,659 or $0.03 per share for the three months ended March 31, 2021, based on 45,836,802 weighted average shares outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At March 31, 2022, we had working capital of approximately $1,676,514.

Cash decreased to $373,360 at March 31, 2022 from $481,763 at December 31, 2021. The decrease was primarily due to net cash used in operating activities.

As of March 31, 2022, total assets were $8,377,105 as compared to $8,597,840 at December 31, 2021. The decrease in assets is primarily due to a decrease in cash and property and equipment, net of accumulated depreciation.

Total current liabilities as of March 31, 2022 were $2,348,121, as compared to $2,209,096 at December 31, 2021. The increase was mainly due to increases in dividends payable and deferred revenue.

Net cash used in operating activities was $1,088,394 for the three months ended March 31, 2022, as compared to $889,603 for the three months ended March 31, 2021. The increase is largely attributable to the increase in net loss attributable to common shareholders, and by changes in inventories, accounts payable, accounts receivable, deferred revenue and accrued expenses.

Net cash used in investing activities was $5,069 for the three months ended March 31, 2022 as compared to net cash used of $0 for the three months ended March 31, 2021, reflecting a slight increase in capital expenditures in 2022.

Net cash provided by financing activities was $985,060 for the three months ended March 31, 2022 as compared to $873,890 for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 included net proceeds of $1,000,000 from a convertible note payable received from the Wit Trust. Net cash provided by financing activities for the three months ended March 31, 2021 included net proceeds of $803,994 from a loan received under the U.S. Small Business Administration Paycheck Protection Program as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act received in February 2021, and net proceeds of $86,895 from private offerings of our equity securities.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2022:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years	2-3 Years		3+ Years
Promissory notes(1)	$233,488	$54,141		$23,357	$13,366		$142,624
Convertible notes(1)	1,950,000	200,000	(2)	-	1,750,000	(3)	-
Paycheck Protection Program loan(1)	803,994	-		-	-		803,994	(4)
Operating lease obligations(5)	374,717	150,087		144,677	79,953		-
Total	$3,362,199	$404,228		$168,034	$1,843,319		$946,618

(1)	Amounts do not include interest to be paid.
(2)	Includes $200,000 of 10% convertible notes payable that mature in October 2022.
(3)	Includes $1,750,000 of 10% convertible notes payable that mature in October 2024.
(4)	Includes $803,994 of 1% notes payable that mature in February 2026.
(5)	Includes office lease obligations for our executive office in Florida and our warehouse facilities in Colorado.

Sources of Liquidity and Capital Resources; Debt Obligations

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our debt and equity securities and notes payable.

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

In September 2020, the Company commenced a $4.0 million private offering of up to 8,000,000 Units at a price of $0.50 per Unit, which private offering ended April 30, 2021. Each Unit consists of (a) two shares of common stock; and (b) one warrant, entitling the holder to purchase one share of our common stock at an exercise price of $0.50 at any time through August 31, 2025. As of December 31, 2020, the Company sold 2,080,000 Units in the private offering for gross proceeds of $1,040,000 with offering costs of $154,965 resulting in net proceeds of $885,035. From January 1, 2021 through April 30, 2021, the Company sold an additional 200,000 Units for gross proceeds of $100,000 with offering costs of $13,105 resulting in net proceeds of $86,895. The terms of this offering provided that, if during the one-year period from the final closing of the offering, the Company undertakes a subsequent private offering of its equity, equity equivalent or debt securities (a “Subsequent Offering”), the investor will be entitled to exchange their Units purchased in the offering for an equivalent dollar amount of securities sold in the Subsequent Offering (based on the respective offering prices). The Company also entered into a registration rights agreement with the investors which states, among other things, that the Company shall use commercially reasonable efforts to prepare and file with the Securities and Exchange Commission (“SEC”) a registration statement covering, among other things, the resale of all or such portion of the registrable securities that are not then registered on an effective registration statement. As of September 30, 2021, all Unit holders converted their Units into Series A Preferred Shares.

On May 11, 2021, the Company consummated the issuance and sale of the Preferred Shares to the Wit Trust described under “Recent Developments” above, which generated gross proceeds of $2,000,000 (including certain bridge financing previously furnished by the Wit Trust to the Company in April 2021).

On September 30, 2021, the Company completed the 2021 Private Placement which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during April, July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and the conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the 2021 Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Dr. van der Post in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest. As a result of the 2021 Private Placement and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares, the Wit Trust holds approximately 88% of the voting power of the Company.

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount outstanding at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable, if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $401,190 on the Company’s balance sheet with amortization to interest expense of $40,119 and $0 for the three month periods ended March 31, 2022 and March 31, 2021, respectively. At March 31, 2022, $1,750,000 was outstanding on the Secured Convertible Promissory Note.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended March 31, 2022, the Company had an accumulated deficit of $35,312,256 and a net loss attributable to common shareholders of $1,381,542. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

Factors Affecting Future Performance

Item 1A of our 2021 Form 10-K sets forth risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

Effects of the Coronavirus (COVID-19) Pandemic on the Company

The COVID-19 pandemic has been a disruptive economic and societal event that has affected our business and customers. As this crisis unfolded, we monitored conditions closely and adapted aspects of our business accordingly to meet federal, state, and local standards and to ensure the safety and well-being of our team members, while continuing to meet the needs of our customers. We continue to monitor the impact of the COVID-19 pandemic and adapt our business accordingly.

The adverse public health developments and economic effects of the COVID-19 pandemic in the United States has adversely affect the Company’s business and operations, including its customers and suppliers as a result of quarantines, facility closures, closing of “brick and mortar” retail outlets and logistics restrictions imposed or which otherwise occurred in connection with the pandemic. More broadly, the high degree unemployment resulting from the pandemic has, and could potentially continue to lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. In addition, global supply chain shortages and disruptions and inflation have emerged, which have impacted, and continue to impact, sales, margins and the pace of economic recovery.

While conditions do appear to be improving as vaccination levels rise and state and local economies have, for the most part, re-opened, the broader implications of the COVID-19 pandemic and related global economic unpredictability on our business, financial condition, and results of operations remain uncertain, particularly as vaccine efforts face challenges and new variants of the virus continue to emerge. At this time, we are still unable to accurately predict the duration of the COVID-19 pandemic and the ultimate effect it will have on the broader economy or the operations and liquidity of the Company. As such, risks and uncertainties regarding COVID-19 remain. Please refer to the section titled “Risk Factors” in Item 1A of our 10-K Report.

Critical Accounting Policies

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under Accounting Standards Update 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Property and Equipment

Purchases of property and equipment are recorded at cost. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the unaudited condensed consolidated statements of operations. Depreciation is recognized over the estimated economic useful lives of each class of assets and is computed using the straight-line method.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment and the useful lives of intangible assets.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In accordance with ASC 740, management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any open tax periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on our unaudited condensed consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our unaudited condensed consolidated financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework (2013). Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

To address these material weaknesses, our Chief Executive Officer and our Chief Financial Officer performed additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that our unaudited condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. We intend to take further steps to rectify these material weaknesses, subject to the availability of working capital to fund the costs thereof.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of COVID-19, our workforce continued to operate primarily in a work from home environment for the quarter ended March 31, 2022 and we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such. From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1A. Risk Factors.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2021 Form 10-K, under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Section 302 Certification of CEO pursuant to Rules 13a - 14(a) or Rule 15d - 14(a) under the Exchange Act

31.2*	Section 302 Certification of CFO pursuant to Rule 13a-14(a) or Rules 15d - 14(a) under the Exchange Act

32.1**	Section 906 Certification of CEO and CFO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: May 12, 2022	By:	/s/ Stephen E. Johnson
Stephen E. Johnson, Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2022	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)