Form 10-Q
period 2022-06-30
Veritas Farms, Inc.
filed 2022-08-12
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 11, 2022 was 41,625,331 shares.

VERITAS FARMS, INC.

Quarterly Report on Form 10-Q for the six month period ended June 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2022	December 31, 2021

ASSETS

CURRENT ASSETS
Cash	$164,383	$481,763
Inventories	3,447,871	3,211,882
Accounts receivable, net of allowance for doubtful accounts	337,387	104,773
Prepaid expenses	208,684	243,273
Total current assets	4,158,325	4,041,691
Property and equipment, net of accumulated depreciation	3,568,544	3,858,221
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	334,648	414,317
Other assets	58,633	228,611

TOTAL ASSETS	$8,175,150	$8,597,840

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,364,879	$1,423,300
Accrued expenses	103,011	144,534
Accrued interest	109,200	28,881
Dividends payable	394,186	195,830
Convertible notes payable	200,000	200,000
Deferred revenue	276,188	4,580
Operating lease liability	149,993	150,135
Notes payable, current portion	26,189	61,836
Total current liabilities	2,623,646	2,209,096

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	150,000	186,592
Convertible notes payable, related parties, long term, net of current portion, net of discount	2,388,929	308,691
Paycheck Protection Program loan	-	803,994
Operating lease liability, net of current portion	184,655	264,182

TOTAL LIABILITIES	5,347,230	3,772,555

SHAREHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding, respectively, at $0.001 par value	4,000	4,000
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding, respectively, at $0.001 par value	1,000	1,000
Common stock, 200,000,000 shares authorized, 41,625,331 and 41,625,331 issued and outstanding, respectively, at $0.001 par value	41,625	41,625
Additional paid in capital	38,799,444	38,709,374
Accumulated (deficit)	(36,018,149)	(33,930,714)

TOTAL SHAREHOLDERS' EQUITY	2,827,920	4,825,285

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,175,150	$8,597,840

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$767,638	$1,448,201	$285,552	$559,940

Cost of goods sold	643,641	1,005,388	324,813	403,960
Total cost of goods sold	643,641	1,005,388	324,813	403,960

Gross margin/(expense)	123,997	442,813	(39,261)	155,980

Operating expenses
Selling, general and administrative	2,642,727	2,801,605	1,286,634	1,634,659
Total operating expenses	2,642,727	2,801,605	1,286,634	1,634,659

Operating (loss)	(2,518,730)	(2,358,792)	(1,325,895)	(1,478,679)

Other income/(expense)
Interest expense, related parties	(164,827)	(1,661)	(96,215)	(1,661)
Interest expense	(32,688)	(60,649)	(11,223)	(30,943)
Derivative (loss)	-	(7,500)	-	(7,500)
Gain on loan forgiveness	812,981	822,837	812,981	822,837
Gain on disposal	14,185	-	14,185	-
(Loss) on lease termination	-	(244,840)	-	-
Total other income/(expense)	629,651	508,187	719,728	782,733
(Loss) before income taxes	(1,889,079)	(1,850,605)	(606,167)	(695,946)
Income tax provision	-	-	-	-
Net (loss)	(1,889,079)	(1,850,605)	(606,167)	(695,946)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred stock	(158,685)	(21,479)	(79,781)	(21,479)
Series B preferred stock	(39,671)	(10,740)	(19,945)	(10,740)
Total preferred stock dividends	(198,356)	(32,219)	(99,726)	(32,219)
Net (loss) attributable to common shareholders	$(2,087,435)	$(1,882,824)	$(705,893)	$(728,165)

Net (loss) per share
Basic	$(0.05)	$(0.04)	$(0.02)	$(0.02)
Diluted	$(0.05)	$(0.04)	$(0.02)	$(0.02)
Weighted average number of shares outstanding
Basic	41,625,331	44,981,662	41,625,331	44,031,131
Diluted	41,625,331	44,981,662	41,625,331	44,031,131

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(unaudited)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2022

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders'
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity
Balances at December 31, 2021	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,709,374	$(33,930,714)	$4,825,285

Stock-based compensation							27,671		27,671

Preferred stock dividends								(98,630)	(98,630)

Net (loss)								(1,282,912)	(1,282,912)

Balances at March 31, 2022	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	38,737,045	(35,312,256)	3,471,414

Stock-based compensation							62,399		62,399

Preferred stock dividends								(99,726)	(99,726)

Net (loss)								(606,167)	(606,167)

Balances at June 30, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,799,444	$(36,018,149)	$2,827,920

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2021

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders'
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity
Balances at December 31, 2020	-	$-	-	$-	45,784,977	$45,785	$34,268,729	$(26,667,147)	$7,647,367

Stock-based compensation							53,412		53,412

Issuance of common stock for cash					400,000	400	86,495		86,895

Net (loss)								(1,154,659)	(1,154,659)

Balances at March 31, 2021	-	-	-	-	46,184,977	46,185	34,408,636	(27,821,806)	6,633,015

Stock-based compensation							601		601

Issuance of Series A preferred stock	2,000,000	2,000			(4,000,000)	(4,000)	904,720		902,720

Issuance of Series B preferred stock for cash			1,000,000	1,000			901,720		902,720

Preferred stock dividends								(32,219)	(32,219)

Net (loss)								(695,946)	(695,946)

Balances at June 30, 2021	2,000,000	$2,000	1,000,000	$1,000	42,184,977	$42,185	$36,215,677	$(28,549,971)	$7,710,891

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) attributable to common shareholders	$(2,087,435)	$(1,882,824)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	237,980	261,528
Stock-based compensation	90,070	54,013
Gain on loan forgiveness	(812,981)	(822,837)
Dividends payable	198,356	32,219
Amortization of debt discount	80,238	23,750
Net change in property and equipment assets upon disposal	28,076	-
Net change in operating lease assets and liabilities	-	(39,662)
Changes in operating assets and liabilities
Inventories	(235,989)	25,768
Prepaid expenses	34,589	(104,327)
Accounts receivable	(232,614)	(3,784)
Other assets	169,978	192,133
Deferred revenue	271,608	(11,752)
Accrued interest	80,319	20,586
Accrued expenses	(32,536)	(227,927)
Accounts payable	(58,421)	190,836
Net cash (used in) operating activities	(2,268,762)	(2,292,280)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,069)	(37,158)
Sale of property and equipment	28,690	-
Net cash provided by/(used in) investing activities	23,621	(37,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(72,239)	(31,519)
Proceeds from notes payable	-	25,000
Proceeds from convertible notes payable	2,000,000	-
Proceeds from Paycheck Protection Program loan	-	803,994
Proceeds from issuance of common stock	-	86,895
Proceeds from issuance of preferred stock, net of transaction fees	-	1,805,440
Net cash provided by financing activities	1,927,761	2,689,810

Net increase/(decrease) in cash and cash equivalents	(317,380)	360,372
Cash and cash equivalents at beginning of period	481,763	107,693

Cash and cash equivalents at end of period	$164,383	$468,065

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$9,973	$20,000

Non-cash transactions:
Right of use asset and lease liability recognized at issuance	$-	$160,476

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the six months ending June 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the accompanying unaudited condensed consolidated balance sheets approximates fair value. At times, cash and cash equivalents may be in excess of FDIC insurance limits of $250,000. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

The Company’s product revenue is generated primarily through two sales channels, e-commerce sales and wholesale sales. The Company believes that these categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors.

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

A description of the Company’s principal revenue generating activities are as follows:

●	E-commerce sales - consumer products sold through the Company’s online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

●	Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

The following tables represent a disaggregation of revenue by sales channel:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2022	2021	2022	2021
Wholesale revenue	$315,740	$579,880	$87,876	$235,008
E-commerce revenue	451,898	868,321	197,676	324,932
Total revenue	$767,638	$1,448,201	$285,552	$559,940

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at June 30, 2022 and December 31, 2021.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at June 30, 2022 and December 31, 2021.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since its inception. As of and for the period ended June 30, 2022, the Company had an accumulated deficit of $36,018,149, and a net loss attributable to common shareholders of $2,087,435. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. A going concern disclosure means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months from the date the financial statements are issued. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

NOTE 3: INVENTORIES

Inventories consist of:

	June 30, 2022	December 31, 2021
Work in progress	$2,245,090	$1,967,648
Finished goods	483,000	547,543
Other	719,781	696,691
Inventories	$3,447,781	$3,211,882

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

	June 30, 2022			December 31, 2021
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,523,029	225,115	1,297,914	1,520,447	204,350	1,316,097	39
Greenhouse	965,388	144,138	821,250	965,388	130,647	834,741	39
Fencing and irrigation	203,793	107,659	96,134	203,793	97,740	106,053	15
Machinery and equipment	2,212,562	1,330,289	882,273	2,337,950	1,229,585	1,108,365	7
Furniture and fixtures	230,347	182,345	48,002	230,347	165,892	64,455	7
Computer equipment	22,038	20,124	1,914	22,038	19,681	2,357	5
Vehicles	56,058	33,127	22,931	56,058	28,031	28,027	5
Total	$5,611,341	$2,042,797	$3,568,544	$5,734,147	$1,875,926	$3,858,221

Total depreciation expense was $237,980 and $261,528 for the six month periods ending June 30, 2022 and June 30, 2021, respectively. Total depreciation expense was $117,943 and $132,586 for the three month periods ending June 30, 2022 and June 30, 2021, respectively.

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following tables summarize the notes payable and convertible notes payable outstanding as of June 30, 2022.

					Non related party		Related party
				Ending
Description	Origination date	Maturity date	Interest rate	principal June 30, 2022	Current	Long term	Current	Long term
Note Payable	11/29/2018	12/1/2022	9%	$19,157	$19,157	$-	$-	$-
Note Payable	5/10/2019	5/10/2023	9%	7,032	7,032	-	-	-
Economic Injury Disaster Loan	6/24/2020	6/24/2050	4%	150,000	-	150,000	-	-
Total				$176,189	$26,189	$150,000	$-	$-

					Non related party		Related party
				Ending
Description	Origination date	Maturity date	Interest rate	principal June 30, 2022	Current	Long term	Current	Long term
Convertible Promissory Note Payable	3/6/2020	10/1/2022	10%	$200,000	$200,000	$-	$-	$-
Secured Convertible Promissory Note Payable	10/12/2021	10/1/2024	10%	2,750,000	-	-	-	2,750,000
Discount								(361,071)
Total				$2,950,000	$200,000	$-	$-	$2,388,929

Future principal payments for the next five years are as follows for the future years ended December 31:

2022	$222,921
2023	6,470
2024	2,753,324
2025	3,451
2026	3,582
Thereafter	136,441
Total	$3,126,189

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

In February 2021, as part of the business incentives offered in the CARES Act, the Company received a second loan in the amount of $803,994 under the SBA Paycheck Protection Program (“2021 PPP Loan”). In April 2022, the 2021 PPP Loan principal and all accrued interest totaling $812,981 was forgiven in full.

Economic Injury Disaster Loan

In June 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of three and three quarters percent (3.75%) per annum and has a term of 30 years. The first payment due is deferred two and a half years. The principal balance of the EIDL as of June 30, 2022 has been classified as a long-term liability in notes payable.

8% Secured Convertible Promissory Notes Payable

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

On July 22, 2021, the Company issued secured convertible promissory notes in the aggregate principal amount of $1,075,000 in exchange for an aggregate amount of $1,075,000, which secured convertible promissory notes were issued to the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is trustee (“Wit Trust”), a principal shareholder who holds securities of the Company that constitute a majority of the voting securities of the Company, in the amount of $1,000,000, Stephen E. Johnson, our former Chief Executive Officer and President of the Company (“Mr. Johnson”), in the amount of $50,000, and Ramon A. Pino, Chief Financial Officer of the Company (“Mr. Pino”), in the amount of $25,000. These secured convertible promissory notes accrued interest at eight percent (8%) per annum and had a maturity date of (i) April 1, 2022, or October 1, 2021. On August 18, 2021, Mr. Pino converted the outstanding $25,000 in principal in accordance with the note’s terms in exchange for 25,000 Series A Preferred Shares. On September 7, 2021, Mr. Johnson converted the outstanding $50,000 in principal in accordance with the note’s terms in exchange for 50,000 Series A Preferred Shares. On September 30, 2021, the Wit Trust converted the outstanding $1,000,000 in principal in exchange for 1,000,000 Series A Preferred Shares.

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

The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of June 30, 2022 and $0 as of December 31, 2021 on the accompanying balance sheet with amortization to interest expense of $0 and $23,750 for the six month periods ended June 30, 2022 and June 30, 2021, respectively.

10% Secured Convertible Promissory Note Payable

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contains certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $361,071 on the accompanying balance sheet with amortization to interest expense of $80,238 and $0 for the six month periods ended June 30, 2022 and June 30, 2021, respectively. At June 30, 2022, $2,750,000 was outstanding on the Secured Convertible Promissory Note.

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

The Company’s outstanding stock options typically have a 10-year term. Outstanding non-qualified stock options granted to employees and consultants vest on a case-by-case basis. Outstanding incentive stock options issued to employees typically vest over a three-year period. The incentive stock options granted vest based solely upon continued employment. The Company’s time-based share awards typically vest in thirty three and a third percent (33.3%) increments on each of the three anniversary dates of the date of grant.

On May 12, 2021, the Company granted four non-employee directors with an annual grant of stock options under the Incentive Plan to purchase 100,000 shares of common stock each, at a per share exercise price of $0.16 with a term of ten (10) years, with twenty five percent (25%) of the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company. On May 12, 2021, the Company also granted (i) Mr. Johnson stock options under the Incentive Plan to purchase 450,000 shares of common stock, at a per share exercise price of $0.16 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to Mr. Johnson’s continuous service to the Company and (ii) Mr. Pino stock options under the Incentive Plan to purchase 385,000 shares of common stock, at a per share exercise price of $0.16 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to Mr. Pino’s continuous service to the Company. In addition the Company also granted 150,000 stock options to purchase shares of common stock at a per share exercise price of $0.38 and 100,000 stock options to purchase shares of common stock at a per share exercise price of $0.11 during the year ended December 31, 2021. The aggregate fair value for all options granted for the year ended December 31, 2021 was $263,500.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 1, 2022, the Company granted an aggregate 625,000 options to employees, including 300,000 options to Dave Smith, our former Chief Operating Officer under the Incentive Plan, at a per share exercise price of $0.049 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company.

On June 30, 2022, the Company granted an aggregate 950,000 options to employees and directors, including five non-employee directors with an annual grant of stock options under the Incentive Plan to purchase 100,000 shares of common stock each, at a per share exercise price of $0.031 with a term of ten (10) years, with twenty five percent (25%) of the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company. The employee stock options will vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company. The aggregate fair value for all options granted for the six months ended June 30, 2022 was $58,767.

Total stock based compensation expense was $90,070 and $54,013 for the six month periods ending June 30, 2022 and June 30, 2021, respectively. Total stock based compensation expense was $62,399 and $601 for the three month periods ending June 30, 2022 and June 30, 2021, respectively.

The following table summarizes the stock option activity for the Company’s Incentive Plan:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2020	4,193,750	$1.11	8.03
Granted	1,485,000	0.18	9.31
Exercised	-	-
Forfeited/cancelled/expired	(489,583)	1.04
Outstanding at December 31, 2021	5,189,167	0.86	7.71
Granted	1,575,000	0.04	9.80
Exercised	-	-
Forfeited/cancelled/expired	(41,667)	2.09
Outstanding at June 30, 2022	6,722,500	$0.66	7.82

Vested and exercisable at June 30, 2022	4,605,417	$0.93	7.03

Below are the assumptions for the fair value of share-based payments for the six month period ended June 30, 2022 and the year ended December 31, 2021.

	Stock option assumptions for the period ended
Stock option assumptions	June 30, 2022	December 31, 2021
Risk-free interest rate	2.80%	1.20%
Expected dividend yield	0.0%	0.0%
Expected volatility	170.0%	183.8%
Expected life of options (in years)	10	10

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

On February 11, 2021, the Company entered into a three year lease with Cheyenne Avenue Holdings, LLC for warehouse and distribution facilities. The lease contains annual escalators. The Company analyzed the classification of the lease under ASC 842, Leases (“ASC 842”) and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the ROU asset and lease liability values at inception by calculating the present value of all future lease payments for the lease term, using an incremental borrowing rate of five percent (5%). The ROU asset value was $160,476 and the liability was $160,476. The lease liability will be expensed each month, on a straight-line basis, over the life of the lease.

On September 8, 2021, the Company entered into a thirty nine month lease with 1815 Building Company, for the lease of the Company’s principal executive offices in Dania Beach, Florida. The lease contains annual escalators and charges Florida sales tax. The lease commenced into effect on October 12, 2021 and expires on January 31, 2025. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the ROU asset and lease liability values at inception by calculating the present value of all future lease payments for the lease term, using an incremental borrowing rate of five percent (5%). The ROU asset value was $298,364 and the liability was $298,364. The lease liability will be expensed each month, on a straight-line basis, over the life of the lease.

Total lease amortization expense was $79,668 and $83,038 for the six month periods ending June 30, 2022 and June 30, 2021, respectively. Total lease amortization expense was $40,069 and $49,353 for the three month periods ending June 30, 2022 and June 30, 2021, respectively.

As of June 30, 2022, and December 31, 2021, operating leases have no minimum rental commitments.

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

As of June 30, 2022 we had the following issued and outstanding securities:

●	41,625,331 shares of common stock;

●	4,000,000 shares of Series A Convertible Preferred Stock;

●	1,000,000 shares of Series B Convertible Preferred Stock;

●	2,595,270 warrants to purchase shares of our common stock;

●	6,722,500 options to purchase shares of our common stock; and

●	$2,950,000 principal amount of convertible promissory notes convertible into 55,500,000 shares of common stock.

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

On May 11, 2021, the Company entered into a Securities Purchase Agreement with the Wit Trust, pursuant to which the Company contemporaneously sold to the Wit Trust an aggregate of (a) 2,000,000 Series A Preferred Shares; and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the Wit Trust to the Company during April 2021); and (ii) the surrender by the Wit Trust to the Company of 2,000,000 Units, in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Wit Trust and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares as set forth below, the Wit Trust then held approximately eighty eight percent (88%) of the voting power of the Company and accordingly, a “Change in Control” occurred.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series A Convertible Preferred Stock

The Series A Preferred Shares have a stated value of $1.00 per share. Each Series A Preferred Share is convertible into the Company’s common stock at the option of the holder thereof at a conversion rate of $0.05 per share of common stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of common stock or securities exercisable for, convertible into or exchangeable for common stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series A Preferred Shares rank (a) junior to the Company’s Series B Preferred Shares; and (b) senior to (i) the Company’s common stock and any other class or series of stock (including other series of Preferred Stock) of the Company (collectively, “Junior Stock”). From and after the date of the issuance of Series A Preferred Shares, dividends at the rate per annum of eight percent (8%), compounded annually, accrue daily on the stated value (“Series A Accruing Dividends”). Series A Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Series A Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Series A Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) common stock payable in shares of common stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series A Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Series A Accruing Dividends then accrued on such Series A Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per Series A Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock; and (B) the number of shares of common stock issuable upon conversion of a Series A Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per Series A Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the stated value of the Series A Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series A Preferred Share dividend. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any deemed liquidation event, (collectively, a “Liquidation Event”), the holders of Series A Preferred Shares shall be entitled to receive, after payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the stated value of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares, but prior and in preference to any distribution of any of the assets of the Company to the holders of Junior Stock by reason of their ownership thereof, an aggregate amount per share equal to the stated value of the Series A Preferred Shares and the accrued but unpaid dividends thereon. After the payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the stated value of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares and to all holders of the Series A Preferred Shares the full liquidation preference hereunder, the remaining assets of the Company available for distribution to its shareholders shall be distributed among the holders of the shares of Series B Preferred Shares and Junior Stock, pro rata, on an “as converted basis,” determined immediately prior to such Liquidation Event, and the Series A Preferred Shares shall not be entitled to participate in such distribution of the remaining assets of the Company. The Series A Preferred Shares shall vote together with holders of Series B Preferred Shares and holders of common stock as a single class on all matters brought to a vote of shareholders. Each Series A Preferred Share shall entitle the holder thereof to such number of votes as equal the number of shares of common stock then issuable upon conversion of the Series A Preferred Share. The Series A Preferred Shares also contain protective provisions which provide that the Company shall not undertake certain transactions without the prior approval of the holder(s) of a majority of the Series A Preferred Shares.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series B Convertible Preferred Stock

The Series B Preferred Shares have a stated value of $1.00 per share. Each Series B Preferred Share is convertible into common stock at the option of the holder thereof at a conversion rate of $0.20 per share of common stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of common stock or securities exercisable for, convertible into or exchangeable for common stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series B Preferred Shares rank senior to the (a) Series A Preferred Shares; (b) the Company’s common stock and any other class or series of Junior Stock. From and after the date of the issuance of Series B Preferred Shares, dividends at the rate per annum of eight percent (8%), compounded annually, accrue daily on the stated value (“Series B Accruing Dividends”). Series B Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Series B Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Series B Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) common stock payable in shares of common stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series B Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Series B Accruing Dividends then accrued on such Series B Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per Series B Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock; and (B) the number of shares of common stock issuable upon conversion of a Series B Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per Series B Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the stated value of the Series B Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series B Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series B Preferred Share dividend. In the event of a Liquidation Event, the holders of Series B Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Junior Stock (including Series A Preferred Shares), a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the stated value of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares. After the payment to all holders of Series B Preferred Shares of such liquidation preference and to all holders of the Series A Preferred Shares their full liquidation preference, the remaining assets of the Company available for distribution to its shareholders shall be distributed among the holders of the shares of Series B Preferred Shares and Junior Stock other than Series A Preferred Shares, pro rata, on an “as converted basis,” as applicable. The Series B Preferred Shares shall vote together with holders of Series A Preferred Shares and holders of common stock as a single class on all matters brought to a vote of shareholders. Each Series B Preferred Share shall entitle the holder thereof to such number of votes as equal the number of shares of common stock then issuable upon conversion of the Series B Preferred Share multiplied by 50. The Series B Preferred Shares also contain protective provisions which provide that the Company shall not undertake certain transactions without the prior approval of the holder of the Series B Preferred Shares.

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the six month and three month periods ended June 30, 2022 and June 30, 2021, respectively.

	Undeclared dividends		Undeclared dividends
	For the six months ended		For the three months ended
	June 30,		June 30,
Series of preferred stock	2022	2021	2022	2021
Series A preferred stock dividends	$158,685	$21,479	$79,781	$21,479
Series B preferred stock dividends	39,671	10,740	19,945	10,740
Total undeclared preferred stock dividends	$198,356	$32,219	$99,726	$32,219

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the cumulative undeclared dividends by class of preferred stock as of June 30, 2022 and June 30, 2021, respectively. These cumulative undeclared dividends are recorded in Dividends payable on our balance sheet as of June 30, 2022 and June 30, 2021.

	Cumulative undeclared dividends as of
	June 30,
Series of preferred stock	2022	2021
Series A preferred stock	$303,446	$21,479
Series B preferred stock	90,740	10,740
Cumulative undeclared preferred stock dividends	$394,186	$32,219

NOTE 9: CONCENTRATIONS

The Company had one customer for the six months ended June 30, 2022 that accounted for 10% of sales. For the six months ended June 30, 2021, no single customer accounted for more than 10% of sales.

The Company had three customers at June 30, 2022 accounting for 34%, 24% and 11% of relative total accounts receivable. At December 31, 2021, the Company had two customers accounting for 30% and 29% of relative total accounts receivable.

NOTE 10: RELATED PARTY

A law firm owned by the brother of Alexander M. Salgado, our former Chief Executive Officer, rendered legal services to the Company. The Company incurred expenses in aggregate of $0 and $20,020 for such services during the six month periods ended June 30, 2022 and June 30, 2021, respectively.

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

On September 30, 2021, the Company completed the 2021 Private Placement which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during April, July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and the conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the 2021 Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Dr. van der Post, a member of the Board of Directors of the Company, in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest. As a result of the 2021 Private Placement and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares, the Wit Trust holds approximately eighty eight percent (88%) of the voting power of the Company.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $361,071 on the accompanying balance sheet with amortization to interest expense of $80,238 and $0 for the six month periods ended June 30, 2022 and June 30, 2021, respectively. At June 30, 2022, $2,750,000 was outstanding on the Secured Convertible Promissory Note.

For the six month period ended June 30, 2022 we incurred $164,827 in interest expense payable to related parties and $1,661 in interest expense payable to related parties for the six month period ended June 30, 2021. For the three month period ended June 30, 2022 we incurred $96,215 in interest expense payable to related parties and $1,661 in interest expense payable to related parties for the three month period ended June 30, 2021.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Employment Agreements

We have employment agreements in place with the following members of our executive management team:

Stephen E. Johnson, Chief Executive Officer

Ramon A. Pino, Chief Financial Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly terminated by either the employee or the Company prior to the end of the then current term as provided for in the employment agreement. Under the terms of the agreement, we may terminate the employee’s employment upon 30 or 60 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure provisions, as well as non-compete clauses. The agreement for Mr. Pino contains severance provisions which entitles the employee to severance pay equal to one (1) year’s salary and benefits in the event of (i) the employee’s termination by the Company for any reason other than for cause, as described in the employment agreement, (ii) termination by the employee pursuant to a material breach of the agreement by the Company or for good reason in connection with a change of control, or (iii) non-renewal of the employment agreement by the Company.

Mr. Johnson’s employment agreement was terminated pursuant to the separation agreement by and between the Company and Mr. Johnson dated July 25, 2022 as discussed in Note 12: Subsequent Events

NOTE 12: SUBSEQUENT EVENTS

Subsequent to June 30, 2022 the Company received an additional $250,000 from the Secured Convertible Promissory Note.

On July 25, 2022, the Board of Directors of the Company appointed Alessandro M. Annoscia to serve as the Company’s Chief Executive Officer and President to assume the duties of principal executive officer and as a Board member effective July 25, 2022. The Company’s former Chief Executive Officer, Stephen E. Johnson, stepped down as Chief Executive Officer, President, and a director of the Company, and from any and all other positions he holds with the Company and its subsidiary as of July 25, 2022.

On August 2, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

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

Recent Developments

Securities Purchase Agreement

On May 11, 2021 the Company entered into a Securities Purchase Agreement (“SPA”) with the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is trustee (“Wit Trust”), an existing shareholder, pursuant to which the Company contemporaneously sold to the Wit Trust an aggregate of (a) 2,000,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred Shares”); and (b) 1,000,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred Shares,” and together with the Series A Preferred Shares, collectively, “Preferred Shares”) in exchange for (i) the payment of $2,000,000 (including $302,500 principal plus accrued but unpaid interest in bridge financing provided by the Wit Trust to the Company during April 2021); and (ii) the surrender of 2,000,000 Units (“Units”), each Unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock in accordance with the terms of the subscription agreements for the purchase of the Units entered into by the Wit Trust and the Company in September and October 2020. As a result of the transaction and the voting rights accorded the Preferred Shares, the Wit Trust then held approximately eighty eight percent (88%) of the voting power of the Company and accordingly, a “Change in Control” occurred.

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

On September 30, 2021, the Company completed a private offering which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share (“2021 Private Placement”) in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during April, July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the 2021 Private Placement included: Stephen E. Johnson, the Company’s former Chief Executive Officer (“Mr. Johnson”) upon the conversion of $50,000 promissory note; Ramon A. Pino, the Company Chief Financial Officer (“Mr. Pino”) upon the conversion of $25,000 promissory note; Thomas E. Vickers, the Company’s Chairman of the Board of Directors (“Mr. Vickers”) upon conversion of $50,000 promissory note and accounts payable; Kuno van der Post, a member of the Board of Directors (“Dr. van der Post”) in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest.

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

On June 30, 2022, Dave Smith notified the Company of his resignation as Chief Operating Officer of the Company effective June 30, 2022.

On July 25, 2022, the Board of Directors of the Company appointed Alessandro M. Annoscia to serve as the Company’s Chief Executive Officer and President to assume the duties of principal executive officer and as a Board member effective July 25, 2022. The Company’s former Chief Executive Officer, Stephen E. Johnson, stepped down as Chief Executive Officer, President, and a director of the Company, and from any and all other positions he holds with the Company and its subsidiary as of July 25, 2022.

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

Results of Operations

The six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenues. Revenues for the six months ended June 30, 2022 decreased to $767,638, as compared to revenues of $1,448,201 for the six months ended June 30, 2021. The decrease reflects a significant contraction of retail sales in 2022 from 2021. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded its product lines to include beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers.

Cost of goods sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the six months ended June 30, 2022 decreased to $643,641 from $1,005,388 for the six months ended June 30, 2021. The decrease in cost of sales can be attributed to the decrease in sales during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Gross margin. We had gross margin of $123,997 for the six months ended June 30, 2022, as compared to gross margin of $442,813 for the six months ended June 30, 2021. The decrease in gross margin can be attributed to the decrease in sales during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $2,642,727 for the six months ended June 30, 2022, from $2,801,605 for the six months ended June 30, 2021. The decrease to selling, general and administrative expenses is primarily due to reductions in total salary and related expenses. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the six months ended June 30, 2022 was $197,515, as compared to $62,310 for the six months ended June 30, 2021. Interest expense increased in the six months ending June 30, 2022 compared to the six months ending June 30, 2021 due to the interest method amortization of a beneficial conversion feature, in addition to an increase in interest bearing notes payable. We also recorded a loss on lease termination of $0 for the six months ended June 30, 2022 compared to $244,840 for the six months ended June 30, 2021.

Net loss. As a result of all the foregoing, net loss attributable to common shareholders for the six months ended June 30, 2022, increased to $2,087,435 or $0.05 per share based on 41,625,331 weighted average shares outstanding, from $1,882,824 or $0.04 per share for the six months ended June 30, 2021, based on 44,981,662 weighted average shares outstanding.

The three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenues. Revenues for the three months ended June 30, 2022 decreased to $285,552, as compared to revenues of $559,940 for the three months ended June 30, 2021. The decrease reflects a significant contraction of retail sales in 2022 from 2021. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors. In addition to the more established CBD channels, the Company expanded its product lines to include beauty products, pet chews, pet health and sports through strategic partnerships with contract manufacturers.

Cost of goods sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the three months ended June 30, 2022 decreased to $324,813 from $403,960 for the three months ended June 30, 2021. The decrease in cost of sales can be attributed to the decrease in sales during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Gross margin. We had gross (expense) of $39,261 for the three months ended June 30, 2022, as compared to gross margin of $155,980 for the three months ended June 30, 2021. The decrease in gross margin can be attributed to the decrease in sales during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $1,286,634 for the three months ended June 30, 2022, from $1,634,659 for the three months ended June 30, 2021. The decrease to selling, general and administrative expenses is primarily due to reductions in total salary and related expenses. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the three months ended June 30, 2022 was $107,438, as compared to $32,604 for the three months ended June 30, 2021. Interest expense increased in the three months ending June 30, 2022 compared to the three months ending June 30, 2021 due to the interest method amortization of a beneficial conversion feature, in addition to an increase in interest bearing notes payable.

Net loss. As a result of all the foregoing, net loss attributable to common shareholders for the three months ended June 30, 2022, decreased to $705,893 or $0.02 per share based on 41,625,331 weighted average shares outstanding, from $728,165 or $0.02 per share for the three months ended June 30, 2021, based on 44,031,131 weighted average shares outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At June 30, 2022, we had working capital of approximately $1,534,679.

Cash decreased to $164,383 at June 30, 2022 from $481,763 at December 31, 2021. The decrease was primarily due to net cash used in operating activities.

As of June 30, 2022, total assets were $8,175,150 as compared to $8,597,840 at December 31, 2021. The decrease in assets is primarily due to a decrease in cash and property and equipment, net of accumulated depreciation.

Total current liabilities as of June 30, 2022 were $2,623,646, as compared to $2,209,096 at December 31, 2021. The increase was mainly due to increases in dividends payable and deferred revenue.

Net cash used in operating activities was $2,268,762 for the six months ended June 30, 2022, as compared to $2,292,280 for the six months ended June 30, 2021. The decrease is largely attributable to the increase in net loss attributable to common shareholders, and by changes in inventories, accounts payable, accounts receivable, deferred revenue and accrued expenses.

Net cash provided by investing activities was $23,621 for the six months ended June 30, 2022 as compared to net cash used of $37,158 for the six months ended June 30, 2021, reflecting a decrease in capital expenditures in 2022.

Net cash provided by financing activities was $1,927,761 for the six months ended June 30, 2022 as compared to $2,689,810 for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 included net proceeds of $2,000,000 from a convertible note payable received from the Wit Trust. Net cash provided by financing activities for the six months ended June 30, 2021 included net proceeds of $803,994 from a loan received under the U.S. Small Business Administration Paycheck Protection Program as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act received in February 2021, net proceeds of $86,895 from private offerings of our equity securities and $1,805,440 from initial closings under private placements.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2022:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years	2-3 Years		3+ Years
Promissory notes(1)	$176,189	$26,978		$3,232	$3,355		$142,624
Convertible notes(1)	2,950,000	200,000	(2)	-	2,750,000	(3)	-
Operating lease obligations(4)	334,648	149,993		128,895	55,760		-
Total	$3,460,837	$376,971		$132,127	$2,809,115		$142,624

(1)	Amounts do not include interest to be paid.
(2)	Includes $200,000 of 10% convertible notes payable that mature in October 2022.
(3)	Includes $2,750,000 of 10% convertible notes payable that mature in October 2024.
(4)	Includes office lease obligations for our executive office in Florida and our warehouse facilities in Colorado.

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

On September 30, 2021, the Company completed the 2021 Private Placement which commenced on August 5, 2021 of Series A Preferred Shares to certain investors, pursuant to which the Company sold an aggregate of 2,000,000 Series A Preferred Shares at a purchase price of $1.00 per share in exchange for (i) the payment of $1,860,000 (including $1,644,068.49 principal plus accrued but unpaid interest in bridge financing provided by certain investors during April, July and August 2021 upon the conversion of the investors’ secured convertible promissory notes, and the conversion of an account payable); and (ii) the surrender of 280,000 Units. The investors in the 2021 Private Placement included: Mr. Johnson upon the conversion of $50,000 promissory note; Mr. Pino upon the conversion of $25,000 promissory note; Mr. Vickers upon conversion of $50,000 promissory note and accounts payable; Dr. van der Post in the amount of $50,000, and; the Wit Trust, in the amount of $65,931.51 and upon conversion of $1,500,000 secured convertible promissory notes and $19,068.49 in accrued and unpaid interest. As a result of the 2021 Private Placement and the voting rights accorded the Series A Preferred Shares and Series B Preferred Shares, the Wit Trust holds approximately eighty eight percent (88%) of the voting power of the Company.

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount outstanding at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable, if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $361,071 on the Company’s balance sheet with amortization to interest expense of $80,238 and $0 for the six month periods ended June 30, 2022 and June 30, 2021, respectively. At June 30, 2022, $2,750,000 was outstanding on the Secured Convertible Promissory Note.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended June 30, 2022, the Company had an accumulated deficit of $36,018,149 and a net loss attributable to common shareholders of $2,087,435. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1: Nature of Business and Summary of Significant Accounting Policies of the Notes to our unaudited condensed consolidated financial statements appearing elsewhere in this report describes the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2021 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework (2013). Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of COVID-19, our workforce continued to operate primarily in a work from home environment for the quarter ended June 30, 2022 and we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
4.5*	Secured Convertible Promissory Note dated August 2, 2022

31.1*	Section 302 Certification of CEO pursuant to Rules 13a - 14(a) or Rule 15d - 14(a) under the Exchange Act

31.2*	Section 302 Certification of CFO pursuant to Rule 13a-14(a) or Rules 15d - 14(a) under the Exchange Act

32.1**	Section 906 Certification of CEO and CFO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: August 12, 2022	By:	/s/ Alessandro M. Annoscia
Alessandro M. Annoscia, Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2022	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)