Form 10-Q
period 2022-09-30
Veritas Farms, Inc.
filed 2022-11-14
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 11, 2022 was 41,625,331 shares.

VERITAS FARMS, INC.

Quarterly Report on Form 10-Q for the nine month period ended September 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2022	December 31, 2021

ASSETS

CURRENT ASSETS
Cash	$124,749	$481,763
Inventories	3,509,421	3,211,882
Accounts receivable, net of allowance for doubtful accounts	159,286	104,773
Employee retention credit receivable	623,907	-
Prepaid expenses	108,388	243,273
Total current assets	4,525,751	4,041,691
Property and equipment, net of accumulated depreciation	3,411,580	3,858,221
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	297,564	414,317
Other assets	58,633	228,611

TOTAL ASSETS	$8,348,528	$8,597,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,264,772	$1,423,300
Accrued expenses	131,789	144,534
Accrued interest	193,560	28,881
Dividends payable	495,008	195,830
Convertible notes payable	200,000	200,000
Deferred revenue	412,638	4,580
Operating lease liability	149,900	150,135
Notes payable, current portion	14,939	61,836
Total current liabilities	2,862,606	2,209,096

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	150,000	186,592
Convertible notes payable, related parties, long term, net of current portion, net of discount	3,429,048	308,691
Paycheck Protection Program loan	-	803,994
Operating lease liability, net of current portion	145,176	264,182

TOTAL LIABILITIES	6,586,830	3,772,555

SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding, respectively, at $0.001 par value	4,000	4,000
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding, respectively, at $0.001 par value	1,000	1,000
Common stock, 200,000,000 shares authorized, 41,625,331 and 41,625,331 issued and outstanding, respectively, at $0.001 par value	41,625	41,625
Additional paid in capital	38,813,276	38,709,374
Accumulated (deficit)	(37,098,203)	(33,930,714)

TOTAL SHAREHOLDERS’ EQUITY	1,761,698	4,825,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,348,528	$8,597,840

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$948,046	$2,004,071	$180,408	$555,870

Cost of goods sold	1,007,616	1,287,505	363,975	282,117
Total cost of goods sold	1,007,616	1,287,505	363,975	282,117

Gross margin/(expense)	(59,570)	716,566	(183,567)	273,753

Operating expenses
Selling, general and administrative	3,282,968	4,360,129	640,241	1,558,524
Total operating expenses	3,282,968	4,360,129	640,241	1,558,524

Operating (loss)	(3,342,538)	(3,643,563)	(823,808)	(1,284,771)

Other income/(expense)
Interest expense, related parties	(288,782)	(21,754)	(123,955)	(20,093)
Interest expense	(43,302)	(75,357)	(10,614)	(14,708)
Derivative (loss)	-	(14,500)	-	(7,000)
Gain on loan forgiveness	812,981	932,462	-	109,625
Gain/(loss) on disposal	(6,670)	(219,361)	(20,855)	(219,361)
(Loss) on lease termination	-	(244,840)	-	-
Total other income/(expense)	474,227	356,650	(155,424)	(151,537)
(Loss) before income taxes	(2,868,311)	(3,286,913)	(979,232)	(1,436,308)
Income tax provision	-	-	-	-
Net (loss)	(2,868,311)	(3,286,913)	(979,232)	(1,436,308)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred stock	(239,342)	(64,104)	(80,657)	(42,625)
Series B preferred stock	(59,836)	(30,904)	(20,165)	(20,164)
Total preferred stock dividends	(299,178)	(95,008)	(100,822)	(62,789)
Net (loss) attributable to common shareholders	$(3,167,489)	$(3,381,921)	$(1,080,054)	$(1,499,097)

Net (loss) per share
Basic	$(0.08)	$(0.08)	$(0.03)	$(0.04)
Diluted	$(0.08)	$(0.08)	$(0.03)	$(0.04)
Weighted average number of shares outstanding
Basic	41,625,331	43,968,420	41,625,331	41,974,977
Diluted	41,625,331	43,968,420	41,625,331	41,974,977

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(unaudited)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2022

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders’
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity
Balances at December 31, 2021	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,709,374	$(33,930,714)	$4,825,285

Stock-based compensation							27,671		27,671

Preferred stock dividends								(98,630)	(98,630)

Net (loss)								(1,282,912)	(1,282,912)

Balances at March 31, 2022	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	38,737,045	(35,312,256)	3,471,414

Stock-based compensation							62,399		62,399

Preferred stock dividends								(99,726)	(99,726)

Net (loss)								(606,167)	(606,167)

Balances at June 30, 2022	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	38,799,444	(36,018,149)	2,827,920

Stock-based compensation							13,832		13,832

Preferred stock dividends								(100,822)	(100,822)

Net (loss)								(979,232)	(979,232)

Balances at September 30, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,813,276	$(37,098,203)	$1,761,698

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders’
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity
Balances at December 31, 2020	-	$-	-	$-	45,784,977	$45,785	$34,268,729	$(26,667,147)	$7,647,367

Stock-based compensation							53,412		53,412

Issuance of common stock for cash					400,000	400	86,495		86,895

Net (loss)								(1,154,659)	(1,154,659)

Balances at March 31, 2021	-	-	-	-	46,184,977	46,185	34,408,636	(27,821,806)	6,633,015

Stock-based compensation							601		601

Issuance of Series A preferred stock	2,000,000	2,000			(4,000,000)	(4,000)	904,720		902,720

Issuance of Series B preferred stock for cash			1,000,000	1,000			901,720		902,720

Preferred stock dividends								(32,219)	(32,219)

Net (loss)								(695,946)	(695,946)

Balances at June 30, 2021	2,000,000	2,000	1,000,000	1,000	42,184,977	42,185	36,215,677	(28,549,971)	7,710,891

Stock-based compensation							97,409		97,409

Issuance of Series A preferred stock	2,000,000	2,000			(560,000)	(560)	1,858,560		1,860,000

Preferred stock dividends								(62,789)	(62,789)

Net (loss)								(1,436,308)	(1,436,308)

Balances at September 30, 2021	4,000,000	$4,000	1,000,000	$1,000	41,624,977	$41,625	$38,171,646	$(30,049,068)	$8,169,203

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) attributable to common shareholders	$(3,167,489)	$(3,381,921)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	351,726	373,491
Stock-based compensation	103,902	151,422
Gain on loan forgiveness	(812,981)	(822,837)
Dividends payable	299,178	95,008
Amortization of debt discount	120,357	23,750
Net change in property and equipment assets upon disposal	71,294	107,516
Net change in operating lease assets and liabilities	(2,488)	(39,662)
Changes in operating assets and liabilities
Inventories	(297,539)	88,743
Prepaid expenses	134,885	(387,348)
Accounts receivable	(54,513)	(141,545)
Employee retention credit receivable	(623,907)	-
Other assets	169,978	154,892
Deferred revenue	408,058	(11,208)
Accrued interest	164,679	20,342
Accrued expenses	(3,758)	(257,586)
Accounts payable	(158,528)	(259,305)
Net cash (used in) operating activities	(3,297,146)	(4,286,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,069)	(53,898)
Sale of property and equipment	28,690	-
Net cash provided by/(used in) investing activities	23,621	(53,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(83,489)	(81,580)
Proceeds from convertible notes payable	3,000,000	-
Proceeds from Paycheck Protection Program loan	-	803,994
Proceeds from issuance of common stock	-	86,895
Proceeds from issuance of preferred stock, net of transaction fees	-	3,665,440
Net cash provided by financing activities	2,916,511	4,474,749

Net increase/(decrease) in cash and cash equivalents	(357,014)	134,603
Cash and cash equivalents at beginning of period	481,763	107,693

Cash and cash equivalents at end of period	$124,749	$242,296

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$15,907	$48,822

Non-cash transactions:
Right of use asset and lease liability recognized at issuance	$-	$160,476
Issuance of preferred stock in exchange for common stock	$-	$971,930
Issuance of preferred stock in exchange for notes payable	$-	$1,600,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ending September 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the accompanying unaudited condensed consolidated balance sheets approximates fair value. At times, cash and cash equivalents may be in excess of FDIC insurance limits of $250,000. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

A description of the Company’s principal revenue generating activities are as follows:

●	E-commerce sales - consumer products sold through the Company’s online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

●	Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

The following tables represent a disaggregation of revenue by sales channel:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2022	2021	2022	2021
Wholesale revenue	$320,973	$912,401	$5,233	$332,882
E-commerce revenue	627,073	1,091,670	175,175	222,988
Total revenue	$948,046	$2,004,071	$180,408	$555,870

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at September 30, 2022 and December 31, 2021.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at September 30, 2022 and December 31, 2021.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since its inception. As of and for the period ended September 30, 2022, the Company had an accumulated deficit of $37,098,203, and a net loss attributable to common shareholders of $3,167,489. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. A going concern disclosure means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months from the date the financial statements are issued. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

NOTE 3: INVENTORIES

Inventories consist of:

	September 30, 2022	December 31, 2021
Work in progress	$2,456,376	$1,967,648
Finished goods	354,360	547,543
Other	698,685	696,691
Inventories	$3,509,421	$3,211,882

NOTE 4: PROPERTY AND EQUIPMENT

	September 30, 2022			December 31, 2021			Estimated
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,523,029	235,497	1,287,532	1,520,447	204,350	1,316,097	39
Greenhouse	965,388	150,884	814,504	965,388	130,647	834,741	39
Fencing and irrigation	203,793	112,619	91,174	203,793	97,740	106,053	15
Machinery and equipment	2,171,210	1,393,228	777,982	2,337,950	1,229,585	1,108,365	7
Furniture and fixtures	94,485	74,299	20,186	230,347	165,892	64,455	7
Computer equipment	22,038	20,345	1,693	22,038	19,681	2,357	5
Vehicles	56,058	35,675	20,383	56,058	28,031	28,027	5
Total	$5,434,127	$2,022,547	$3,411,580	$5,734,147	$1,875,926	$3,858,221

Total depreciation expense was $351,726 and $373,491 for the nine month periods ending September 30, 2022 and September 30, 2021, respectively. Total depreciation expense was $113,746 and $111,963 for the three month periods ending September 30, 2022 and September 30, 2021, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following tables summarize the notes payable and convertible notes payable outstanding as of September 30, 2022.

				Ending principal	Non related party		Related party
Description	Origination date	Maturity date	Interest rate	September 30, 2022	Current	Long term	Current	Long term
Note Payable	11/29/2018	12/1/2022	9%	$9,762	$9,762	$-	$-	$-
Note Payable	5/10/2019	5/10/2023	9%	5,177	5,177	-	-	-
Economic Injury Disaster Loan	6/24/2020	6/24/2050	4%	150,000	-	150,000	-	-
Total				$164,939	$14,939	$150,000	$-	$-

				Ending principal	Non related party		Related party
Description	Origination date	Maturity date	Interest rate	September 30, 2022	Current	Long term	Current	Long term
Convertible Promissory Note Payable	3/6/2020	10/1/2022	10%	$200,000	$200,000	$-	$-	$-
Secured Convertible Promissory Note Payable	10/12/2021	10/1/2024	10%	3,000,000	-	-	-	3,000,000
Convertible Promissory Note Payable	8/2/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	8/17/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	9/6/2022	10/1/2024	10%	250,000	-	-	-	250,000
Discount								(320,952)
Total				$3,950,000	$200,000	$-	$-	$3,429,048

Future principal payments for the next five years are as follows for the future years ended December 31:

2022	$211,930
2023	6,442
2024	3,753,295
2025	3,420
2026	3,551
Thereafter	136,301
Total	$4,114,939

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

Economic Injury Disaster Loan

In June 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of three and three quarters percent (3.75%) per annum and has a term of 30 years. The first payment due is deferred two and a half years. The principal balance of the EIDL as of September 30, 2022 has been classified as a long-term liability in notes payable.

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

The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of September 30, 2022 and $0 as of December 31, 2021 on the accompanying balance sheet with amortization to interest expense of $0 and $23,750 for the nine month periods ended September 30, 2022 and September 30, 2021, respectively.

10% Secured Convertible Promissory Notes Payable

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $320,952 on the accompanying balance sheet with amortization to interest expense of $120,357 and $0 for the nine month periods ended September 30, 2022 and September 30, 2021, respectively. At September 30, 2022, $3,000,000 was outstanding on the Secured Convertible Promissory Note.

On August 2, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

On August 17, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

On September 6, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

The secured convertible promissory notes issued in August and September 2022 are secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the secured convertible promissory notes. These secured convertible promissory notes are convertible as follows: prior to the Company closing a financing through the sale and issuance of the Company’s equity securities, debt, convertible debt, a combination of the foregoing or otherwise (“Conversion Securities”), on or prior to the maturity date, (the “Financing”), the holder of the note has the right to convert (A) all or a partial amount of the principal, and (B) all or a partial amount of the accrued but unpaid interest thereon through and as of the date of the closing of the Financing, into the identical Conversion Securities issued at such Financing.

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

On June 30, 2022, the Company granted an aggregate 950,000 options to employees and directors, including five non-employee directors with an annual grant of stock options under the Incentive Plan to purchase 100,000 shares of common stock each, at a per share exercise price of $0.031 with a term of ten (10) years, with twenty five percent (25%) of the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company. The employee stock options will vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company. The aggregate fair value for all options granted for the nine months ended September 30, 2022 was $58,767.

Total stock based compensation expense was $103,902 and $151,422 for the nine month periods ending September 30, 2022 and September 30, 2021, respectively. Total stock based compensation expense was $13,832 and $97,409 for the three month periods ending September 30, 2022 and September 30, 2021, respectively.

The following table summarizes the stock option activity for the Company’s Incentive Plan:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2020	4,193,750	$1.11	8.03
Granted	1,485,000	0.18	9.31
Exercised	-	-
Forfeited/cancelled/expired	(489,583)	1.04
Outstanding at December 31, 2021	5,189,167	0.86	7.71
Granted	1,575,000	0.04	9.55
Exercised	-	-
Forfeited/cancelled/expired	(1,404,167)	0.49
Outstanding at September 30, 2022	5,360,000	$0.71	7.38

Vested and exercisable at September 30, 2022	4,303,333	$0.87	6.88

Below are the assumptions for the fair value of share-based payments for the nine month period ended September 30, 2022 and the year ended December 31, 2021.

	Stock option assumptions for the period ended
Stock option assumptions	September 30, 2022	December 31, 2021
Risk-free interest rate	2.80%	1.32%
Expected dividend yield	0.0%	0.0%
Expected volatility	170.0%	147.8%
Expected life of options (in years)	10	10

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

Total lease amortization expense was $116,752 and $109,442 for the nine month periods ending September 30, 2022 and September 30, 2021, respectively. Total lease amortization expense was $37,084 and $26,404 for the three month periods ending September 30, 2022 and September 30, 2021, respectively.

As of September 30, 2022, and December 31, 2021, operating leases have no minimum rental commitments.

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

As of September 30, 2022 we had the following issued and outstanding securities:

●	41,625,331 shares of common stock;

●	4,000,000 shares of Series A Convertible Preferred Stock;

●	1,000,000 shares of Series B Convertible Preferred Stock;

●	2,595,270 warrants to purchase shares of our common stock;

●	5,360,000 options to purchase shares of our common stock; and

●	$3,200,000 principal amount of convertible promissory notes convertible into 60,500,000 shares of common stock.

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

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the nine month and three month periods ended September 30, 2022 and September 30, 2021, respectively.

	Undeclared dividends		Undeclared dividends
	For the nine months ended		For the three months ended
	September 30,		September 30,
Series of preferred stock	2022	2021	2022	2021
Series A preferred stock dividends	$239,342	$64,104	$80,658	$42,625
Series B preferred stock dividends	59,836	30,904	20,164	20,164
Total undeclared preferred stock dividends	$299,178	$95,008	$100,822	$62,789

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the cumulative undeclared dividends by class of preferred stock as of September 30, 2022 and September 30, 2021, respectively. These cumulative undeclared dividends are recorded in Dividends payable on our balance sheet as of September 30, 2022 and September 30, 2021.

	Cumulative undeclared dividends as of
	September 30,
Series of preferred stock	2022	2021
Series A preferred stock	$384,104	$64,104
Series B preferred stock	110,904	30,904
Cumulative undeclared preferred stock dividends	$495,008	$95,008

NOTE 9: CONCENTRATIONS

The Company had no single customer for the nine months ended September 30, 2022 that accounted for more than 10% of sales. For the nine months ended September 30, 2021, one customer accounted for 17% of sales.

The Company had four customers at September 30, 2022 accounting for 30%, 23%, 11% and 11% of relative total accounts receivable. At December 31, 2021, the Company had two customers accounting for 30% and 29% of relative total accounts receivable.

NOTE 10: RELATED PARTY

A law firm owned by the brother of Alexander M. Salgado, our former Chief Executive Officer, rendered legal services to the Company. The Company incurred expenses in aggregate of $0 and $20,020 for such services during the nine month periods ended September 30, 2022 and September 30, 2021, respectively.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $320,952 on the accompanying balance sheet with amortization to interest expense of $120,357 and $0 for the nine month periods ended September 30, 2022 and September 30, 2021, respectively. At September 30, 2022, $3,000,000 was outstanding on the Secured Convertible Promissory Note.

On August 2, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

On August 17, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

On September 6, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

The secured convertible promissory notes issued in August and September 2022 are secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the secured convertible promissory notes. These secured convertible promissory notes are convertible into Conversion Securities as described in Note 5 above.

For the nine month period ended September 30, 2022 we incurred $288,782 in interest expense payable to related parties and $21,754 in interest expense payable to related parties for the nine month period ended September 30, 2021. For the three month period ended September 30, 2022 we incurred $123,955 in interest expense payable to related parties and $20,093 in interest expense payable to related parties for the three month period ended September 30, 2021.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Matters and Routine Proceedings

As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

From time to time, the Company may be involved in and subject to disputes and legal proceedings, as well as demands, claims and threatened litigation that arise in the ordinary course of its business. These proceedings may include allegations involving business practices, infringement of intellectual property, employment or other matters. The ultimate outcome of any legal proceeding is often uncertain, there can be no assurance that the Company will be successful in any legal proceeding, and unfavorable outcomes could have a negative impact on our results of operations and financial condition. The Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews the status of each significant matter each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company’s financial statements. Gain contingencies are not recorded until they are realized. Legal costs related to any legal matters are expensed as incurred

Employment Agreements

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

NOTE 12: SUBSEQUENT EVENTS

On October 11, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024. The secured convertible promissory note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the secured convertible promissory note. The secured convertible promissory note is convertible into Conversion Securities as described in Note 5 above.

On November 7, 2022, the Board of Directors of the Company appointed Mr. Vickers to serve as the Company’s Interim Chief Executive Officer to assume the duties of principal executive officer effective November 7, 2022. The Company’s former Chief Executive Officer, Alessandro M. Annoscia, stepped down as Chief Executive Officer, President, and a director of the Company, and from any and all other positions he holds with the Company and its subsidiary as of November 7, 2022.

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

Business Overview

Veritas Farms, Inc. is an agribusiness focused on growing, producing, marketing, and distributing superior quality, whole plant, full spectrum hemp oils and extracts containing naturally occurring phytocannabinoids (collectively, “CBD”). Veritas Farms owns and operates a 140 acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants which can potentially yield a minimum annual harvest of 250,000 to 300,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also operates approximately 15,000 square feet of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000 square foot onsite facility used for processing raw hemp, oil extraction, formulation laboratories and quality/purity testing. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program. The Company primarily conducts its business operations through its wholly-owned subsidiary, 271 Lake Davis Holdings, LLC, a Delaware limited liability company.

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

Management Changes

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

On November 7, 2022, the Board of Directors of the Company appointed our Chairman of the Board, Thomas E. Vickers to serve as the Company’s Interim Chief Executive Officer to assume the duties of principal executive officer effective November 7, 2022. The Company’s former Chief Executive Officer, Alessandro M. Annoscia, stepped down as Chief Executive Officer, President, and a director of the Company, and from any and all other positions he holds with the Company and its subsidiary as of November 7, 2022.

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

Results of Operations

The nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenues. Revenues for the nine months ended September 30, 2022 decreased to $948,046, as compared to revenues of $2,007,616 for the nine months ended September 30, 2021. The decrease reflects a significant contraction of retail sales in 2022 from 2021. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors.

Cost of goods sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the nine months ended September 30, 2022 decreased to $1,007,616 from $1,287,505 for the nine months ended September 30, 2021. The decrease in cost of sales can be attributed to the decrease in sales, which was also offset by the disposal of expired and unsaleable finished goods during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Gross margin. We had gross expense of $59,570 for the nine months ended September 30, 2022, as compared to gross margin of $716,566 for the nine months ended September 30, 2021. The decrease in gross margin can be attributed to the decrease in sales in addition to the disposal of expired and unsaleable finished goods during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $3,282,968 for the nine months ended September 30, 2022, from $4,360,129 for the nine months ended September 30, 2021. The decrease to selling, general and administrative expenses is primarily due to reductions in total salary and related expenses. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the nine months ended September 30, 2022 was $332,084, as compared to $97,111 for the nine months ended September 30, 2021. Interest expense increased in the nine months ending September 30, 2022 compared to the nine months ending September 30, 2021 due to the interest method amortization of a beneficial conversion feature, in addition to an increase in interest bearing notes payable. We also recorded a loss on lease termination of $0 for the nine months ended September 30, 2022 compared to $244,840 for the nine months ended September 30, 2021.

Net loss. As a result of all the foregoing, net loss attributable to common shareholders for the nine months ended September 30, 2022, decreased to $3,167,489 or $0.08 per share based on 41,625,331 weighted average shares outstanding, from $3,381,921 or $0.08 per share for the nine months ended September 30, 2021, based on 43,968,420 weighted average shares outstanding.

The three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenues. Revenues for the three months ended September 30, 2022 decreased to $180,408, as compared to revenues of $555,870 for the three months ended September 30, 2021. The decrease reflects a significant contraction of retail sales in 2022 from 2021. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors.

Cost of goods sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the three months ended September 30, 2022 increased to $363,975 from $282,117 for the three months ended September 30, 2021. The increase in cost of sales can be attributed to the disposal of expired and unsaleable finished goods during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Gross margin. We had gross expense of $183,567 for the three months ended September 30, 2022, as compared to gross margin of $273,753 for the three months ended September 30, 2021. The decrease in gross margin can be attributed to the decrease in sales in addition to the disposal of expired and unsaleable finished goods during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $640,241 for the three months ended September 30, 2022, from $1,558,524 for the three months ended September 30, 2021. The decrease to selling, general and administrative expenses is primarily due to reductions in total salary and related expenses. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the three months ended September 30, 2022 was $134,569, as compared to $34,801 for the three months ended September 30, 2021. Interest expense increased in the three months ending September 30, 2022 compared to the three months ending September 30, 2021 due to the interest method amortization of a beneficial conversion feature, in addition to an increase in interest bearing notes payable.

Net loss. As a result of all the foregoing, net loss attributable to common shareholders for the three months ended September 30, 2022, decreased to $1,080,054 or $0.03 per share based on 41,625,331 weighted average shares outstanding, from $1,499,097 or $0.04 per share for the three months ended September 30, 2021, based on 41,974,977 weighted average shares outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At September 30, 2022, we had working capital of approximately $1,663,145.

Cash decreased to $124,749 at September 30, 2022 from $481,763 at December 31, 2021. The decrease was primarily due to net cash used in operating activities.

As of September 30, 2022, total assets were $8,348,528 as compared to $8,597,840 at December 31, 2021. The decrease in assets is primarily due to a decrease in cash and property and equipment, net of accumulated depreciation.

Total current liabilities as of September 30, 2022 were $2,862,606, as compared to $2,209,096 at December 31, 2021. The increase was mainly due to increases in dividends payable and deferred revenue.

Net cash used in operating activities was $3,297,146 for the nine months ended September 30, 2022, as compared to $4,286,248 for the nine months ended September 30, 2021. The decrease is largely attributable to the increase in net loss attributable to common shareholders, and by changes in inventories, accounts payable, employee retention credit receivable and deferred revenue.

Net cash provided by investing activities was $23,621 for the nine months ended September 30, 2022 as compared to net cash used of $53,898 for the nine months ended September 30, 2021, reflecting a decrease in capital expenditures in 2022.

Net cash provided by financing activities was $2,916,511 for the nine months ended September 30, 2022 as compared to $4,474,749 for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 included net proceeds of $3,000,000 from convertible note payables received from the Wit Trust. Net cash provided by financing activities for the nine months ended September 30, 2021 included net proceeds of $803,994 from a loan received under the U.S. Small Business Administration Paycheck Protection Program as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act received in February 2021, net proceeds of $86,895 from private offerings of our equity securities and $3,665,440 from initial closings under private placements.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2022:

	Payments due by period
Contractual obligation	Total	Less than 1 year		1-2 Years	2-3 Years		3+ Years
Promissory notes(1)	$164,939	$17,567		$3,264	$3,389		$140,719
Convertible notes(1)	3,950,000	200,000	(2)	-	3,750,000	(3)	-
Operating lease obligations(4)	295,076	149,900		113,309	31,867		-
Total	$4,410,015	$367,467		$116,573	$3,785,256		$140,719

(1)	Amounts do not include interest to be paid.
(2)	Includes $200,000 of 10% convertible notes payable that mature in October 2022.
(3)	Includes $3,750,000 of 10% convertible notes payable that mature in October 2024.
(4)	Includes office lease obligations for our executive office in Florida and our warehouse facilities in Colorado.

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

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount outstanding at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable, if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $320,952 on the Company’s balance sheet with amortization to interest expense of $120,357 and $0 for the nine month periods ended September 30, 2022 and September 30, 2021, respectively. At September 30, 2022, $3,000,000 was outstanding on the Secured Convertible Promissory Note.

On August 2, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

On August 17, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

On September 6, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended September 30, 2022, the Company had an accumulated deficit of $37,098,203 and a net loss attributable to common shareholders of $3,167,489. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework (2013). Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of COVID-19, our workforce continued to operate primarily in a work from home environment for the quarter ended September 30, 2022 and we are monitoring our control environment with increased vigilance to ensure changes as a result of our employees working remotely are addressed and all increased risks are mitigated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
4.6*	Form of Secured Convertible Promissory Note and Schedule of Substantially Identical Secured Convertible Promissory Notes

31.1*	Section 302 Certification of CEO pursuant to Rules 13a - 14(a) or Rule 15d - 14(a) under the Exchange Act

31.2*	Section 302 Certification of CFO pursuant to Rule 13a-14(a) or Rules 15d - 14(a) under the Exchange Act

32.1**	Section 906 Certification of CEO and CFO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: November 14, 2022	By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)