Form 10-K
period 2022-12-31
Veritas Farms, Inc.
filed 2023-04-17
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________.

Commission file number: 333-210190

VERITAS FARMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1254190
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 E. Las Olas Boulevard, Suite 1400, Fort Lauderdale, FL 33301

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (833) 691-4367

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTCQB, operated by OTC Markets Group, Inc., as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,146,285.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 14, 2023 was 41,625,331 shares.

VERITAS FARMS, INC

Annual Report on Form 10-K for the year ended December 31, 2022

i

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

Veritas Farms products include capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews. All product applications come in various flavors and strength formulations, in addition to bulk volume sales. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms website, www.theVeritasFarms.com, as well as through numerous other online retailers and “brick and mortar” retail outlets.

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

The industrial hemp market is projected to grow at a compound annual growth rate of 40% from $4.7 billion in 2021 to $12.0 billion by 2026. The growth of this market is attributed to the increased consumption of hemp-based products. Our goal is to secure as large a share of the growing market for CBD products as possible, by taking advantage of the fractured nature of the industry, the poor quality products offered by some competitors and the lack of knowledge of the potential benefits of CBD by means of:

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

Veritas Farms products include capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews. All product applications come in various flavors and strength formulations, in addition to bulk volume sales. Many of the Company’s whole-plant hemp oil products and formulations are available for purchase online directly from the Company through its Veritas Farms website, www.theVeritasFarms.com, as well as through numerous other online retailers and “brick and mortar” retail outlets.

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

Adoption of a Functional Product Line

Since inception, Veritas Farms has offered a variety of full-spectrum hemp oil products designed to improve the general health and wellness of our consumers. However, due to the recent COVID-19 pandemic and evolving needs of our consumers, Veritas launched a new purpose-built product line in the second quarter of 2022 designed to target a wider variety of common health conditions, supported with additional dietary supplements.

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

Business Development

Our business strategy is to create long-term sustainable growth, developing and selling our CBD products that address customer needs. We have embarked on a strategy to grow the Company by supplementing our organic innovation efforts with key joint ventures, partnerships, and strategic alliances that are within or adjacent to our core areas of focus to capitalize on current and next-generation market opportunities. We are looking to maximize shareholder value and improve our financial position by looking at ‘business-2-business’ (B2B) and ‘business-2-consumer’ (B2C) companies to explore synergies for potential strategic alternatives and or M&A activity within the health, wellness, and pet industries. Some examples are CBD companies that sell direct to consumer, ancillary companies for the hemp/CBD industry, ancillary companies for the mushroom/nootropics industry, mushroom/nootropic direct to consumer brands, natural supplement brands, and pet brands.

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

As of December 31, 2022 we employed 17 full time employees and consultants Company-wide, including nine of whom are based in Florida and eight of whom are based in Colorado. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

Our principal office is located in Fort Lauderdale, Florida and our cultivation, production, warehouse and distribution facilities are located in Colorado. A majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, and in 2022 we adopted a practice for our employees to work remotely on a regular basis, unless the job function requires the employee to be physically onsite, and in the long term, we expect that a majority of our personnel will continue to work remotely on a regular basis.

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

Since May 2021 as previously reported in our Current Reports on Form 8-K, there have been significant changes to our executive officers and board of directors which includes the following: (1) on May 12, 2021, in accordance with the terms of a SPA (i) Bao T. Doan and Marc J. Horowitz stepped down from the board of directors, (ii) Alexander M. Salgado stepped down as Chief Executive Officer and a director of the Company, (iii) Michael Pelletier stepped down as an employee of the Company, except pursuant to a consulting agreement entered into with Mr. Pelletier on the same date, he continued to serve as Chief Financial Officer until August 11, 2021, (iv) Stephen E. Johnson (“Mr. Johnson”), Kuno van der Post (“Dr. van der Post”) and Craig Fabel (“Mr. Fabel”) were elected and appointed as directors on the board of directors, (v) Thomas E. Vickers (Mr. Vickers”), an incumbent director, was appointed as Chairperson of the Board, (vi) Mr. Johnson was appointed as Chief Executive Officer and President of the Company, and (vii) Ramon A. Pino was appointed as Executive Vice President of Finance, Treasurer and Secretary of the Company, and who was subsequently appointed as Chief Financial Officer on August 11, 2021; (2) on June 1, 2022, Kristen High (“Ms. High”) was elected and appointed as a director on the board of directors; (3) on June 30, 2022, Dave Smith, the Company’s COO, resigned; (4) on July 25, 2022, (i) Mr. Johnson stepped down as Chief Executive Officer, President and a director, and (ii) Alessandro M. Annoscia (“Mr. Annoscia”) was appointed as Chief Executive Officer, President and a director on the board of directors, (5) on November 7, 2022, (i) Mr. Annoscia stepped down as Chief Executive Officer, President, and a director, and (ii) Mr. Vickers was appointed interim Chief Executive Officer and interim President, and (6) on December 8, 2022, (i) Kellie Newton, Mr. Fabel, and Ms. High were removed as directors on the board of directors, and (ii) Gary A. Shangold (“Dr. Shangold”) was elected and appointed as a director on the board of directors.

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

The Company commenced operations in 2016 and began generating commercial revenues in 2017. The Company incurred net losses of $5,543,908, $7,263,567 and $7,592,539 for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, we had an accumulated deficit of $39,474,622. We are subject to all the problems, expenses, difficulties, complications and delays encountered in establishing a new business. The Company does not know if it will become commercially viable and ever generate significant revenues or operate at a profit.

We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our ability to conduct our business could be materially affected if we were unable to repay or extend the maturity dates of our outstanding indebtedness.

As of the filing date of this report, we had outstanding borrowings of $4,603,278 of principal amount, of which:

●	approximately $200,000 at 10% interest was due in October 2022, and we are currently in default on payment;

●	approximately $3,278 at 9.5% interest is due in May 2023;

●	approximately $3,000,000 at 10% interest is due in October 2024 (“Credit Line”);

●	approximately $1,250,000 at 10% interest is due in October 2024; and

●	approximately $150,000 at 3.75% interest is due in June 2050;

Further, in connection with the Credit Line which is for an amount up to $3,000,000 by the Wit Trust, we have granted the trust a security interest in our assets, such that all of our tangible and intangible assets are subject to a lien held by the trust.

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

For the past five years, the Company has funded its development activities primarily through private placements of debt and equity, and stockholder loans. As of December 31, 2022, we had approximately $55,273 in cash. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022, includes an explanatory paragraph stating that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. To become profitable, the Company will require additional financing. There can be no assurance that additional financing will be available to the Company when needed, on favorable terms or otherwise. The exact amount of additional financing raised, if any, will determine how quickly we can reach profitability on our operations. If additional funding is not obtained, we may need to reduce, defer or cancel product development efforts, our production and marketing operations, or overhead expenditures to the extent necessary. Moreover, any such additional financing may dilute the interests of existing stockholders. The absence of additional financing, if and when needed, could cause the Company to delay full implementation of its business plan in whole or in part, curtail its business activities, seriously harm the Company and its prospects and have an adverse effect on the Company’s financial condition and results of operations.

COVID-19 and Other Macroeconomic Factors.

The COVID-19 pandemic had a significant impact around the world and has created significant volatility, uncertainty, and economic disruption. It prompted governments and businesses to take unprecedented measures in response. While economies of various countries have rebounded from the global Covid-19 economic shutdown that began in the late first quarter and early second quarter of calendar year 2020, the impact of the Covid-19 pandemic continued, to varying degrees, in 2022 and continues, to varying degrees, in 2023 due to mounting inflationary cost pressures and potential recession indicators that have now negatively impacted the global economy. We continue to monitor the effects of the pandemic and macroeconomic environment and take appropriate steps to mitigate the impact on our business, employees and financial condition; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control.

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

If the Company fails to properly manage its growth, the Company’s business could suffer.

A significant part of the Company’s strategy will be to expand sales and marketing of its existing products into new channels and geographic markets and develop, sell and market additional products, such as those in its Veritas Farms™ product line. As we continue to grow our business and develop products, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. The Company expects its growth to place a significant strain on management, as well as on operational and financial resources and systems. In addition, some members of our management do not have significant experience managing a CBD agribusiness operation, so our management may not be able to manage such growth effectively. Additionally, the majority of our personnel are currently working remotely, which may limit their ability to perform certain job functions and may negatively impact productivity. In the long term, we may experience challenges to productivity and collaboration, and technology infrastructure security, as personnel work remotely on a regular basis. To effectively manage our growth, we must continue to adapt to a remote work environment. To manage growth effectively, the Company will need to maintain a system of management controls, and attract and retain qualified personnel, as well as develop, train and manage management-level and other employees. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could have a material adverse effect on the ability to successfully implement our planned growth strategies, as well as on the Company’s business, results of operations and financial condition.

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

There have been significant changes to our executive officers and board of directors since May 2021 as previously reported in our Current Reports on Form 8-K filed May 12, 2021, August 12, 2021, June 3, 2022, July 5, 2022, July 28, 2022, November 14, 2022 and December 12, 2022, which includes the following: (1) on May 12, 2021, in accordance with the terms of a Securities Purchase Agreement dated May 12, 2021 with the Wit Trust, an existing stockholder, and the sale to the Wit Trust of the Series B Convertible Preferred Stock and Series A Convertible Preferred Stock, (i) Bao T. Doan and Marc J. Horowitz stepped down from the board of directors, (ii) Alexander M. Salgado stepped down as Chief Executive Officer and a director of the Company, (iii) Michael Pelletier stepped down as an employee of the Company, except pursuant to a consulting agreement entered into with Mr. Pelletier on the same date, he continued to serve as Chief Financial Officer until August 11, 2021, (iv) Stephen E. Johnson (“Mr. Johnson”), Dr. van der Post and Craig Fabel (“Mr. Fabel”) were elected and appointed as directors on the board of directors, (v) Thomas E. Vickers (Mr. Vickers”), an incumbent director, was appointed as Chairperson of the Board, (vi) Mr. Johnson was appointed as Chief Executive Officer and President of the Company, and (vii) Ramon A. Pino was appointed as Executive Vice President of Finance, Treasurer and Secretary of the Company, and who was subsequently appointed as Chief Financial Officer on August 11, 2021; (2) on June 1, 2022, Kristen High (“Ms. High”) was elected and appointed as a director on the board of directors; (3) on June 30, 2022, Dave Smith, the Company’s COO, resigned; (4) on July 25, 2022, (i) Mr. Johnson stepped down as Chief Executive Officer, President and a director, and (ii) Alessandro M. Annoscia (“Mr. Annoscia”) was appointed as Chief Executive Officer, President and a director on the board of directors, (5) on November 7, 2022, (i) Mr. Annoscia stepped down as Chief Executive Officer, President, and a director, and (ii) Mr. Vickers was appointed interim Chief Executive Officer and interim President, and (6) on December 8, 2022, (i) Kellie Newton, Mr. Fabel, and Ms. High were removed as directors on the board of directors, and (ii) Gary A. Shangold was elected and appointed as a director on the board of directors. Turnover among our executive officers and board of directors may disrupt our operations, our strategic focus or our ability to drive stockholder value, and could have a material adverse effect on our operations, business and financial condition.

We are dependent upon our executive officers and the loss of any of such individuals could have an adverse effect on the Company.

There have been significant changes to our executive officers and board of directors since May 2021 as described in the previous risk factor “Recent turnover with our executive officers and board of directors may disrupt our operations, our strategic focus or our ability to drive stockholder value.” Our success depends in large part upon the efforts of Mr. Vickers, our interim Chief Executive Officer and interim President and Mr. Pino, our Chief Financial Officer. While we are party to an employment agreement with Mr. Pino, we do not have an agreement with Mr. Vickers nor is Mr. Vickers receiving any compensation for his services as interim Chief Executive Officer and interim President. In addition, we do not currently maintain “key man” life insurance on any of our executive officers. Accordingly, the loss of the services of any of our executive officers, could potentially have a material adverse effect on the Company.

The Company’s success will be dependent in part upon its ability to attract qualified personnel and consultants.

The Company’s success will be dependent in part upon its ability to attract qualified management, including a permanent Chief Executive Officer, President and Chief Operating Officer, operational, administrative, product development and marketing and sales personnel and consultants. The inability to do so on favorable terms may harm the Company’s proposed business.

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

Furthermore, in conjunction with the Farm Bill, the FDA released a statement about the status of CBD as a nutritional supplement, noting that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and Section 351 of the Public Health Service Act. Any difficulties we experience in complying with existing and/or new government regulation could increase our operating costs and adversely impact our results of operations in future periods. The FDA has issued guidance titled “FDA Regulation of Cannabis and Cannabis-Derived Products, Including Cannabidiol (CBD)” pursuant to which the FDA has taken the position that CBD is prohibited from use as an ingredient in a food or beverage or as a dietary ingredient in or as a dietary supplement based on several provisions of the FDCA. In the definition of “dietary supplement” found in the FDCA at 21 USC 321(ff), an article authorized for investigation as a new drug, antibiotic, or biological for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, is excluded from the definition of dietary supplement. A similar provision in the FDCA at 21 USC 331(ll) makes it a prohibited act to introduce or deliver into commerce any food with a substance that was investigated as a new drug prior to being included in a food. There are no similar exclusions for the use of CBD in non-drug topical products, as long as such products otherwise comply with applicable laws. The FDA created a task force to address the further regulation of CBD and other cannabis-derived products and is currently evaluating the applicable science and pathways for regulating CBD and other cannabis-derived ingredients.

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

We may seek to grow our business through key joint ventures, partnerships, and strategic alliances, including acquisitions of, or investments in, new or complementary businesses, facilities, technologies, offerings, or products, and the failure to manage these strategic alliances, or to integrate them with our existing business, could have a material adverse effect on us.

In the future we intend to consider opportunities in key joint ventures, partnerships, and strategic alliances, and or acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, which may enhance our capabilities, complement our current products or expand the breadth of our markets. Strategic alliances and or acquisitions involve numerous risks, including:

●	we may find that the joint venture, partnership, and strategic alliance do not improve our financial and/or strategic position as planned;

●	problems integrating the strategic business alliance and or acquired business, including issues maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with strategic business alliances and or acquisitions;

●	diversion of management’s attention from our existing business;

●	risks associated with entering new markets in which we may have limited or no experience;

●	the risks associated with businesses we acquire, which may differ from or be more significant than the risks our other businesses face;

●	potential unknown liabilities associated with a strategic business alliance and or business we acquire; and

●	increased legal and accounting costs.

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies, products and services. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. As a result of future strategic transactions, we might need to issue additional equity securities, spend our cash, or incur debt (which may only be available on unfavorable terms, if at all) or contingent liabilities, any of which could reduce our profitability and harm our business. If we are unable to identify suitable strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, offerings and products effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we intend to employ several different methodologies to assess potential business opportunities, the new business opportunities may not meet or exceed our expectations or desired objectives.

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

Our executive officers have identified two material weaknesses that have caused management to conclude that, as of December 31, 2022 our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting and or disclosure controls and procedures such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Item 9A. Controls and Procedures, the identified material weaknesses at December 31, 2022 relate to the following:

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

The “market overhang” from options, warrants, preferred stock and convertible securities could adversely impact the market price of our common stock as a result of the dilution which would result if such securities were exercised for or converted into common stock. As of the date of filing this report, there were 41,625,331 shares of our common stock outstanding. In addition, the Company has issued and outstanding (i) 4,000,000 shares of Series A Convertible Preferred Stock, each share convertible into 20 shares of common stock for an aggregate of 80,000,000 shares of common stock, (ii) 1,000,000 shares of Series B Convertible Preferred Stock, each share convertible into 5 shares of common stock for an aggregate of 5,000,000 shares of common stock, and (iii) options, warrants and other securities exercisable for or convertible into 68,555,270 shares of common stock. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act, and shares issued upon the exercise or conversion of outstanding options, warrants, preferred stock or other convertible securities may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable option, warrant, preferred stock and convertible securities agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

We may seek to grow our business through key joint ventures, partnerships, and strategic alliances, including acquisitions of, or investments in, new or complementary businesses, facilities, technologies, offerings, or products, and the failure to manage these strategic alliances, or to integrate them with our existing business, could have a material adverse effect on us.

In the future we intend to consider opportunities in key joint ventures, partnerships, and strategic alliances, and or acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, which may enhance our capabilities, complement our current products or expand the breadth of our markets. Strategic alliances and or acquisitions involve numerous risks, including:

●	we may find that the joint venture, partnership, and strategic alliance do not improve our financial and/or strategic position as planned;

●	problems integrating the strategic business alliance and or acquired business, including issues maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with strategic business alliances and or acquisitions;

●	diversion of management’s attention from our existing business;

●	risks associated with entering new markets in which we may have limited or no experience;

●	the risks associated with businesses we acquire, which may differ from or be more significant than the risks our other businesses face;

●	potential unknown liabilities associated with a strategic business alliance and or business we acquire; and

●	increased legal and accounting costs.

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies, products and services. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. As a result of future strategic transactions, we might need to issue additional equity securities, spend our cash, or incur debt (which may only be available on unfavorable terms, if at all) or contingent liabilities, any of which could reduce our profitability and harm our business. If we are unable to identify suitable strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, offerings and products effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we intend to employ several different methodologies to assess potential business opportunities, the new business opportunities may not meet or exceed our expectations or desired objectives.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its 140-acre cultivation and production facility located at 8648 Lake Davis Road, Pueblo, Colorado.

Our executive and sales offices are currently located at 401 E. Las Olas Boulevard Suite 1400, Fort Lauderdale, FL 33301.

Our warehouse and distribution facilities are located in approximately 12,240 square feet of space at 1325 Cheyenne Ave., Pueblo, CO 81003. This space is leased from a non-affiliated party at a rental of approximately $5,100 per month pursuant to a three-year lease expiring in February 2024.

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

Holders of our Common Stock

As of April 14, 2023, we had 41,625,331 shares of common stock outstanding and 188 holders of record of our common stock.

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

Additionally, pursuant to the terms of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Preferred Shares”), the Company is prohibited from declaring and paying dividends on the Company’s common stock until all accrued and unpaid dividends are paid on such Preferred Shares. As of December 31, 2022, the accrued and unpaid dividends on the Preferred Shares were $595,830.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COVID-19 and Other Macroeconomic Factors

The COVID-19 pandemic had a significant impact around the world and has created significant volatility, uncertainty, and economic disruption. It prompted governments and businesses to take unprecedented measures in response. While economies of various countries have rebounded from the global Covid-19 economic shutdown that began in the late first quarter and early second quarter of calendar year 2020, the impact of the Covid-19 pandemic continued, to varying degrees, in 2022 and continues, to varying degrees, in 2023 due to mounting inflationary cost pressures and potential recession indicators that have now negatively impacted the global economy. We continue to monitor the effects of the pandemic and macroeconomic environment and take appropriate steps to mitigate the impact on our business, employees and financial condition; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenues. We had net sales for the year ended December 31, 2022 of $1,063,105, as compared to $2,906,425 for the year ended December 31, 2021. The decrease reflects a significant contraction of retail sales in 2022 from 2021, primarily as a result of increased competition and decreased acceptance in big box retail leading to reduced inventory turnover. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors. We co-package in addition to marketing our own Veritas Farms brand product line.

Cost of Sales. All expenses incurred to grow, process, and package the finished goods are included in our cost of sales. Cost of sales decreased to $2,446,271 for the year ended December 31, 2022, from $4,108,133 for the year ended December 31, 2021, primarily as a result of a reduced inventory write down which occurred during the year ended December 31, 2022 as compared to the year ended December 31,2021 in addition to reduced cost of goods sold related to the reduction in sales. We had gross (expense) of ($1,383,166) for the year ended December 31, 2022, as compared to gross (expense) of ($1,201,708) for the year ended December 31, 2021.

Expenses. Selling, general and administrative expenses decreased to $4,081,321 for the year ended December 31, 2022, from $6,125,366 for the year ended December 31, 2021, reflecting the significant reduction in marketing expenses, as well as the reduction in the number of employees during the year ended December 31, 2022 in addition to a significant reduction in our research and development. Selling, general and administrative expenses primarily consist of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Interest expense was $53,680 during the year ended December 31, 2022 compared to $86,645 for the year ended December 31, 2021. Interest expense incurred to related parties was $432,052 during the year ended December 31, 2022 and $65,650 for the year ended December 31, 2021. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings that we entered into.

Net (Loss). As a result of the decrease in operating, marketing and public company expenses incurred during the year ended December 31, 2022, net loss for the year ended December 31, 2022, decreased to ($5,543,908) or ($0.13) per share based on 41,625,331 weighted average shares outstanding, from ($7,263,567) or ($0.17) per share based on 43,377,832 weighted average shares outstanding for the year ended December 31, 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2022, we had working capital of approximately $364,839.

Cash decreased to $55,273 at December 31, 2022 from $481,763 at December 31, 2021. The decrease was primarily due to cash used in operating activities.

As of December 31, 2022, total assets were $6,794,471, as compared to $8,597,840 at December 31, 2021. Assets primarily decreased due to decreases in cash, inventories and property and equipment assets.

Total liabilities as of December 31, 2022 were $7,400,748, as compared to $3,772,555 at December 31, 2021. The increase was due in large part to increases in dividends payable and convertible notes payable.

Net cash used in operating activities decreased to $3,891,956 for the year ended December 31, 2022, from $4,755,792 for the year ended December 31, 2021. Results of operations, offset by decreases in inventories and employee retention credit receivables comprised most of the change.

Net cash provided by investing activities was $18,456 for the year ended December 31, 2022 as compared to net cash used in investing activities of $80,289 for the year ended December 31, 2021, reflecting a decrease in cash used for the purchase of property and equipment in 2022.

Net cash provided by financing activities was $3,447,010 for year ended December 31, 2022, primarily attributable to $3,500,000 received from convertible notes payable. This compares to net cash provided by financing activities of $5,210,151 for the year ended December 31, 2021.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2022:

Contractual obligation	Payments due by period
	Total	Less than 1 year		1–2 Years		2–3 Years	3+ Years
Promissory notes(1)	$153,278	$6,452		$3,295		$3,420	$140,111
Convertible notes(1)	4,450,000	200,000	(2)	4,250,000	(3)	-	-
Operating lease obligations(4)	264,182	150,052		106,174		7,956	-
Total	$4,867,460	$356,504		$4,359,469		$11,376	$140,111

(1)	Amounts do not include interest to be paid.

(2)	Includes $200,000 of 10% convertible notes payable that matured in October 2022 and are currently in default.

(3)	Includes $4,250,000 of 10% convertible notes payable that mature in October 2024.

(4)	Includes office lease obligations for our executive office in Florida and our warehouse facilities in Colorado.

Sources of Liquidity and Capital Resources; Debt Obligations

For the past five years our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our debt and equity securities, an Economic Injury Disaster Loan, and PPP loans.

In March 2020, the Company received a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (“Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. On May 14, 2021, the Company paid $20,000 in accrued interest to the holder, and the Company and the investor extended the maturity date of the Convertible Note to September 6, 2021. In September 2021, the Company and the investor further extended the maturity date of the Convertible Note to October 1, 2022. As of December 31, 2022 we are in default in the payment of principal. This default does not trigger any other default events for any other notes payable.

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

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000, which on March 9, 2022 was amended and restated in the principal amount for up to $3,000,000 (the “Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note accrues interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. As of December 31, 2022, $3,000,000 was outstanding under the Secured Convertible Promissory Note.

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

On November 16, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

The accompanying financial statements have been prepared in conformity with GAAP in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended December 31, 2022, the Company had an accumulated deficit of ($39,474,622) and a net loss of ($5,543,908). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

Critical Accounting Policies

Inventory Valuation

Inventories are comprised of raw materials and supplies, hemp, internally produced work in progress, and finished goods. Inventories are initially valued at cost and subsequently at the lower of cost and net realizable value. Inventory cost is determined on a weighted average cost basis and any trade discounts and rebates are deducted from the purchase price. Raw material costs include the purchase cost of the materials, freight-in and duty. Costs incurred during the hemp growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes. The Company capitalizes pre-harvest hemp costs. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity.

Net realizable value represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The Company periodically reviews the value of items in inventory and records write-downs or write-offs of inventory based on its subjective assessment of market conditions and values, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence in order to determine current net realizable value. The Company also includes quantitative and qualitative value factors such as terpene content, oil color and consistency, traceability, and heavy metal content in its net realizable value market oil review and has determined that a market average selling price is the appropriate net realizable value measurement. Changes in average market selling prices could materially impact future inventory valuations. The impact of changes in inventory values is reflected in cost of sales.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Veritas Farms, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veritas Farms, Inc. (the Company) as of December 31, 2022, and 2021, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, as described in Note 2 to the financial statements, the Company has sustained substantial losses from operations since its inception. As of and for the year ended December 31, 2022, the Company had an accumulated deficit of $39,474,622, and a net loss of $5,543,908. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within a year from the date the financial statements are issued. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 2 to the accompanying consolidated financial statements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory – Refer to Notes 1 and 3 to the consolidated financial statements

Critical Audit Matter Description

Inventories consist of growing and processed plants and oils and are valued at the lower of cost or net realizable value. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, estimated time to sell such inventories and current market conditions. Write-offs for inventory obsolescence are recorded when, in the opinion of management, the value of specific inventory items has been impaired.

We identified the net realizable value of oil inventory as a critical audit matter because of the significant judgments made by management to estimate the net realizable value. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates related to net realizable value of oil inventory.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address the Company’s valuation of inventory included the following, among others:

●	Testing the accuracy and completeness of the information provided by the Company

●	We performed inventory count procedures for oil inventory.

●	We utilized a specialist and made samples of oil inventory to test the potency of the oil on hand and ensured chain of custody from selection of samples to shipment and delivery to the specialist lab and evaluated the results.

●	We independently verified the range of prices identified by the Company to external data sources.

●	We evaluated the reasonableness of the Company’s use of an average of available market prices in order to determine net realizable value by: a) ensuring the Company has a reasonable basis for use of an average price and b) considering the impact of the other data points by developing an independent expectation as a range.

/s/ Prager Metis CPAs LLC

Hackensack, NJ

April 17, 2023

We have served as the Company’s auditor since 2018

VERITAS FARMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS
Cash	$55,273	$481,763
Inventories	2,242,528	3,211,882
Accounts receivable, net of allowance for doubtful accounts	34,445	104,773
Employee retention credit receivable	623,907	-
Assets held for sale	502,709	-
Prepaid expenses	73,428	243,273
Total current assets	3,532,290	4,041,691
Property and equipment, net of accumulated depreciation	2,806,790	3,858,221
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	264,182	414,317
Other assets	136,209	228,611

TOTAL ASSETS	$6,794,471	$8,597,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,247,759	$1,423,300
Accrued expenses	250,160	144,534
Accrued interest	297,453	28,881
Dividends payable	595,830	195,830
Convertible notes payable	200,000	200,000
Deferred revenue	422,919	4,580
Operating lease liability	150,052	150,135
Notes payable, current portion	3,278	61,836
Total current liabilities	3,167,451	2,209,096

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	150,000	186,592
Related party convertible notes payable, long term, net of discount	3,969,167	308,691
Paycheck Protection Program loan	-	803,994
Operating lease liability, net of current portion	114,130	264,182

TOTAL LIABILITIES	7,400,748	3,772,555

SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding, respectively, at $0.001 par value	4,000	4,000
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding, respectively, at $0.001 par value	1,000	1,000
Common stock, 200,000,000 shares authorized, 41,623,366 shares issued and 41,625,331 shares outstanding, at December 31, 2022 and 2021, respectively, at $0.001 par value	41,625	41,625
Additional paid in capital	38,821,720	38,709,374
Accumulated (deficit)	(39,474,622)	(33,930,714)

TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	(606,277)	4,825,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,794,471	$8,597,840

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2022	2021
Revenues	$1,063,105	$2,906,425

Cost of goods sold	1,643,778	2,116,142
Inventory write-down	802,493	1,991,991
Total cost of goods sold	2,446,271	4,108,133

Gross margin/(expense)	(1,383,166)	(1,201,708)

Operating expenses
Selling, general and administrative	4,081,321	6,125,366
Total operating expenses	4,081,321	6,125,366

Operating (loss)	(5,464,487)	(7,327,074)

Other income/(expense)
Interest expense, related parties	(432,052)	(65,650)
Interest expense	(53,680)	(86,645)
Derivative (loss)	-	(3,500)
Gain on loan forgiveness	812,981	947,246
Gain/(loss) on disposal	(6,670)	(287,274)
(Loss) on lease termination	-	(244,840)
Total other income/(expense)	320,579	259,337
(Loss) before income taxes	(5,143,908)	(7,067,737)
Income tax provision	-	-
Net (loss)	(5,143,908)	(7,067,737)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred stock	(320,000)	(144,762)
Series B preferred stock	(80,000)	(51,068)
Total preferred stock dividends	(400,000)	(195,830)
Net (loss) attributable to common shareholders	$(5,543,908)	$(7,263,567)

Net (loss) per share
Basic	$(0.13)	$(0.17)
Diluted	$(0.13)	$(0.17)
Weighted average number of shares outstanding
Basic	41,625,331	43,377,832
Diluted	41,625,331	43,377,862

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

	Preferred Stock				Common Stock
	Series A Preferred		Series B Preferred				Additional		Total
	Number of	$0.001	Number of	$0.001	Number of	$0.001	paid in	Accumulated	shareholders’
	shares	Par value	shares	Par value	shares	Par value	capital	(deficit)	equity
Balances at December 31, 2020	-	$-	-	$-	45,784,977	$45,785	$34,268,729	$(26,667,147)	$7,647,367

Stock-based compensation							214,150		214,150

Issuance of common stock for cash					400,000	400	86,495		86,895

Issuance of Series A preferred stock	4,000,000	4,000			(4,559,646)	(4,560)	2,763,280		2,762,720

Issuance of Series B preferred stock			1,000,000	1,000			901,720		902,720

Beneficial conversion feature							475,000		475,000

Preferred stock dividends								(195,830)	(195,830)

Net (loss)								(7,067,737)	(7,067,737)

Balances at December 31, 2021	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	38,709,374	(33,930,714)	4,825,285

Stock-based compensation							112,346		112,346

Preferred stock dividends								(400,000)	(400,000)

Net (loss)								(5,143,908)	(5,143,908)

Balances at December 31, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,821,720	$(39,474,622)	$(606,277)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,143,908)	$(7,067,737)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	459,072	499,000
Stock-based compensation	112,346	214,150
Gain on loan forgiveness	(812,981)	(947,246)
Amortization of debt discount	160,476	57,440
Net change in property and equipment assets upon disposal	29,034	217,437
Net change in operating lease assets and liabilities	-	(39,662)
Inventory write down	802,493	1,991,991
Changes in operating assets and liabilities
Inventories	166,861	688,111
Prepaid expenses	169,845	27,284
Accounts receivable	70,328	281,606
Employee retention credit receivable	(623,907)	-
Other assets	92,402	42,602
Deferred revenue	418,339	(11,676)
Accrued interest	268,572	34,047
Accrued expenses	114,613	(270,243)
Accounts payable	(175,541)	(472,896)
Net cash (used in) operating activities	(3,891,956)	(4,755,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,334)	(80,289)
Sale of property and equipment	28,790	-
Net cash provided by/(used in) investing activities	18,456	(80,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(52,990)	(96,178)
Proceeds from convertible notes payable	3,500,000	750,000
Proceeds from Paycheck Protection Program loan	-	803,994
Proceeds from issuance of common stock	-	86,895
Proceeds from issuance of preferred stock, net of transaction fees	-	3,665,440
Net cash provided by financing activities	3,447,010	5,210,151

Net increase/(decrease) in cash and cash equivalents	(426,490)	374,070
Cash and cash equivalents at beginning of period	481,763	107,693

Cash and cash equivalents at end of period	$55,273	$481,763

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$25,910	$53,808

Non-cash transactions:
Right of use asset and lease liability recognized at issuance	$-	$458,840
Issuance of preferred stock in exchange for common stock	$-	$971,930
Issuance of preferred stock in exchange for notes payable	$-	$1,600,000

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value. At times, cash and cash equivalents may be in excess of FDIC insurance limits of $250,000. The Company had no cash equivalents as of December 31, 2022 and December 31, 2021.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

A description of the Company’s principal revenue generating activities are as follows:

●	E-commerce sales - consumer products sold through the Company’s online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

●	Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the wholesale customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

The following tables represent a disaggregation of revenue by sales channel:

	For the years ended
	December 31,
	2022	2021
Wholesale revenue	$218,599	$1,575,695
E-commerce revenue	844,506	1,330,730
Total revenue	$1,063,105	$2,906,425

Cost of Goods Sold

Cost of goods sold includes the costs directly attributable to production of inventory such as cultivation costs, extraction costs, packaging costs, security, and allocated overhead. Overhead expenses include allocations of rent, administrative salaries, utilities, and related costs.

Inventories

Inventories consist of growing and processed plants and oils and are valued at the lower of cost or net realizable value. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories in hand, estimated time to sell such inventories and current market conditions. Write-offs for inventory obsolescence are recorded when, in the opinion of management, the value of specific inventory items has been impaired. The Company recorded an inventory write down of $802,493 in 2022 which is presented in the Statement of Operations. Inventory write-downs were recorded to reflect anticipated net realizable value on disposition of existing inventory assets.

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

Assets Held for Sale

The Company classifies an asset group as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Upon designation as an asset held for sale, the Company stops recording depreciation or amortization expense on the asset. The Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is no longer classified as held for sale. Conversely, gains are generally not recognized on the sale of a long-lived asset until the date of sale.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value. The Company has determined that no impairment exists at December 31, 2022 and December 31, 2021.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company accounts for share-based payments in accordance with ASC Topic 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, “Measurement Objective – Fair Value at Grant Date,” the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. The Company recognizes forfeitures when they occur.

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

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely than-not be sustained upon examination by taxing authorities. The Company has analyzed tax positions taken for filings with the Internal Revenue Service and all tax jurisdictions where it operates. The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2022 and December 31, 2021.

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

Correction of Previously Issued Financial Statements

The accompanying consolidated statement of operations for the year ended December 31, 2021 has been corrected for the following: an adjustment to reclassify selling, general and administrative expenses of $175,367 as a reduction of revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received.  The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole.  As a result of the correction, revenue decreased from $3,081,792 to $2,906,425 with a corresponding increase of gross expense from $1,026,341 to $1,201,708 and selling, general and administrative expenses decreased from $6,300,733 to $6,125,366.  The correction had no impact on total operating loss and net loss.

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

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since its inception. As of and for the period ended December 31, 2022, the Company had an accumulated deficit of ($39,474,622), and a net loss of ($5,543,908). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. A going concern disclosure means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months from the date the financial statements are issued. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3: INVENTORIES

Inventories consists of:

	December 31, 2022	December 31, 2021
Hemp and oil	$568,559	$1,301,350
Finished goods	360,331	547,543
Raw materials	1,313,638	1,362,989
Inventories	$2,242,528	$3,211,882

Inventory values include total inventory impairment write-downs of $802,493 which include reductions of $90,564 to finished goods and $711,929 to hemp and oil for the year ended December 31, 2022 and total inventory impairment write-downs of $1,991,991 which include reductions of $303,697 to finished goods and $1,688,294 to hemp and oil for the year ended December 31, 2021.

NOTE 4: PROPERTY AND EQUIPMENT

	December 31, 2022			December 31, 2021			Estimated
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,528,294	245,951	1,282,343	1,520,447	204,350	1,316,097	39
Greenhouse	965,388	157,630	807,758	965,388	130,647	834,741	39
Fencing and irrigation	203,793	117,579	86,214	203,793	97,740	106,053	15
Machinery and equipment	621,457	425,368	196,089	2,337,950	1,229,585	1,108,365	7
Furniture and fixtures	94,485	77,595	16,890	230,347	165,892	64,455	7
Computer equipment	22,038	20,503	1,535	22,038	19,681	2,357	5
Vehicles	56,058	38,223	17,835	56,058	28,031	28,027	5
Total	$3,889,639	$1,082,849	$2,806,790	$5,734,147	$1,875,926	$3,858,221

Total depreciation expense was $459,072 and $499,000 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, there was $502,709 in assets held for sale previously classified as property and equipment, and it is the Company’s intention to complete the sales of these assets within the twelve months following the end of the year.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following table summarizes the notes payable outstanding as of December 31, 2022.

				Ending principal	Non related party		Related party
	Origination	Maturity	Interest	December 31,		Long		Long
Description	date	date	rate	2022	Current	term	Current	term
Note Payable	5/10/2019	5/10/2023	9.49%	3,278	3,278	-	-	-
Economic Injury Disaster Loan	6/24/2020	6/24/2050	3.75%	150,000	-	150,000	-	-
Total				$153,278	$3,278	$150,000	$-	$-

				Ending principal	Non related party		Related party
	Origination	Maturity	Interest	December 31,		Long		Long
Description	date	date	rate	2022	Current	term	Current	term
Convertible Promissory Note Payable	3/6/2020	10/1/2022	10%	$200,000	$200,000	$-	$-	$-
Secured Convertible Promissory Note Payable	10/12/2021	10/1/2024	10%	3,000,000	-	-	-	3,000,000
Convertible Promissory Note Payable	8/2/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	8/17/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	9/6/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	10/11/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	11/16/2022	10/1/2024	10%	250,000	-	-	-	250,000
Discount								(280,833)
Total				$4,450,000	$200,000	$-	$-	$3,969,167

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Future principal payments for the next five years are as follows for the future years ended December 31:

2023	$206,452
2024	4,253,295
2025	3,420
2026	3,551
2027	3,686
Thereafter	132,874
Total	$4,603,278

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

Economic Injury Disaster Loan

In June 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of 3.75% per annum and has a term of 30 years. The first payment due is deferred two years. The principal balance of the EIDL as of December 31, 2022 has been classified as a long-term liability in notes payable.

8% Secured Promissory Notes Payable

On April 19, 2021, the Company issued a secured convertible promissory note in the principal amount of $25,000 to our Chairperson of the Board, Thomas E. Vickers, who also serves as our interim Chief Executive Officer and interim President since November 7, 2022 (“Mr. Vickers”). The note carried an interest rate of eight percent (8%) per annum and had a maturity date of May 19, 2021. On May 19, 2021, the Company and Mr. Vickers extended the maturity date of the note to October 1, 2021. On September 1, 2021, Mr. Vickers converted the outstanding $25,000 in principal in accordance with the note’s terms and $25,000 in additional cash consideration in exchange for 50,000 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Shares”).

On July 22, 2021, the Company issued secured convertible promissory notes in the aggregate principal amount of $1,075,000 in exchange for an aggregate amount of $1,075,000, which secured convertible promissory notes were issued to the Wit Trust, a principal shareholder who holds securities of the Company that constitute a majority of the voting securities of the Company, in the amount of $1,000,000, Stephen E. Johnson, former Chief Executive Officer and President of the Company (“Mr. Johnson”), in the amount of $50,000, and Ramon A. Pino, Chief Financial Officer of the Company (“Mr. Pino”), in the amount of $25,000. These secured convertible promissory notes accrued interest at eight percent (8%) per annum and had a maturity date of (i) April 1, 2022, or October 1, 2021. On August 18, 2021, Mr. Pino converted the outstanding $25,000 in principal in accordance with the note’s terms in exchange for 25,000 Series A Preferred Shares. On September 7, 2021, Mr. Johnson converted the outstanding $50,000 in principal in accordance with the note’s terms in exchange for 50,000 Series A Preferred Shares. On September 30, 2021, the Wit Trust converted the outstanding $1,000,000 in principal in exchange for 1,000,000 Series A Preferred Shares.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10% Convertible Note Payable

In March 2020, the Company received a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (“Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. On May 14, 2021, the Company paid $20,000 in accrued interest to the holder, and the Company and the investor extended the maturity date of the Convertible Note to September 6, 2021. In September 2021, the Company and the investor further extended the maturity date of the Convertible Note to October 1, 2022. As of December 31, 2022 we are in default in the payment of principal. This default does not trigger any other default events for any other notes payable.

The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of December 31, 2022 and $0 as of December 31, 2021 on the accompanying balance sheet with amortization to interest expense of $23,750 for the year ended December 31, 2021.

10% Secured Convertible Promissory Note

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000, which on March 9, 2022 was amended and restated in the principal amount for up to $3,000,000 (the “Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $280,833 on the accompanying balance sheet with amortization to interest expense of $160,476 for the year ended December 31, 2022 and $33,691 for the year ended December 31, 2021. At December 31, 2022, $3,000,000 was outstanding under the Secured Convertible Promissory Note.

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

On November 16, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

The secured convertible promissory notes issued in 2022 are secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the secured convertible promissory notes. These secured convertible promissory notes are convertible as follows: prior to the Company closing a financing through the sale and issuance of the Company’s equity securities, debt, convertible debt, a combination of the foregoing or otherwise (“Conversion Securities”), on or prior to the maturity date, (the “Financing”), the holder of the note has the right to convert (A) all or a partial amount of the principal, and (B) all or a partial amount of the accrued but unpaid interest thereon through and as of the date of the closing of the Financing, into the identical Conversion Securities issued at such Financing.

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

On May 12, 2021, the Company granted (i) Mr. Johnson stock options under the Incentive Plan to purchase 450,000 shares of common stock, at a per share exercise price of $0.16 with a term of ten (10) years, vesting ratably on the first three anniversaries of the grant date subject to Mr. Johnson’s continuous service to the Company, and (ii) Mr. Pino stock options under the Incentive Plan to purchase 385,000 shares of common stock, at a per share exercise price of $0.16 with a term of ten (10) years, vesting ratably on the first three anniversaries of the grant date subject to Mr. Pino’s continuous service to the Company. In addition the Company also granted 150,000 stock options to purchase shares of common stock at a per share exercise price of $0.38 and 100,000 stock options to purchase shares of common stock at a per share exercise price of $0.11 during the year ended December 31, 2021. The aggregate fair value for all options granted for the year ended December 31, 2021 was $263,500.

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

On December 8, 2022, the Company granted one non-employee directors with an annual grant of stock options under the Incentive Plan to purchase 100,000 shares of common stock each, at a per share exercise price of $0.019 with a term of ten (10) years, with 25% of the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company.

The aggregate fair value for all options granted for the year ended December 31, 2022 was $60,661.

Total stock-based compensation expense was $112,346 and $214,150 for the years ended December 31, 2022 and December 31, 2021, respectively.

The following table summarizes the stock option activity for the Company’s Incentive Plan for the years ended December 31, 2022 and December 31, 2021:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2020	4,193,750	$1.11	8.03
Granted	1,485,000	0.18	9.31
Exercised	-	-
Forfeited/cancelled/expired	(489,583)	1.04
Outstanding at December 31, 2021	5,189,167	0.86	7.71
Granted	1,675,000	0.04	9.34
Exercised	-	-
Forfeited/cancelled/expired	(1,404,167)	0.49
Outstanding at December 31, 2022	5,460,000	$0.70	7.18

Vested and exercisable at December 31, 2022	4,578,333	$0.82	6.80

Below are the assumptions for the fair value of share-based payments for the years ended December 31, 2022 and December 31, 2021:

	Stock option assumptions for the period ended
Stock option assumptions	December 31, 2022	December 31, 2021
Risk-free interest rate	4.50%	1.32%
Expected dividend yield	0.0%	0.0%
Expected volatility	182.8%	147.8%
Expected life of options (in years)	10	10

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

Total lease amortization expense was $156,450 and $131,487 for the years ended December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, and December 31, 2021, our operating leases have no minimum rental commitments.

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

As of December 31, 2022 we had the following issued and outstanding securities:

●	41,625,331 shares of common stock;

●	4,000,000 shares of Series A Convertible Preferred Stock;

●	1,000,000 shares of Series B Convertible Preferred Stock;

●	2,595,270 warrants to purchase shares of our common stock;

●	5,460,000 options to purchase shares of our common stock; and

●	$3,200,000 principal amount of convertible promissory notes convertible into 60,500,000 shares of common stock.

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

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the years ended December 31, 2022 and December 31, 2021, respectively, and the per share effect of the preferred stock dividends if their effect was not anti-dilutive.

	Undeclared dividends
	For the years ended
	December 31,
Series of preferred stock	2022	2021
Series A preferred stock dividends	$320,000	$144,762
Series B preferred stock dividends	80,000	51,068
Total undeclared preferred stock dividends	$400,000	$195,830

The following table presents the cumulative undeclared dividends by class of preferred stock as of December 31, 2022 and December 31, 2021, respectively, and the per share amount by class of preferred stock. These cumulative undeclared dividends are recorded in Dividends payable on our balance sheet as of December 31, 2022 and December 31, 2021.

	Cumulative undeclared dividends as of
	December 31,
Series of preferred stock	2022	2021
Series A preferred stock	$464,762	$144,762
Series B preferred stock	131,068	51,068
Cumulative undeclared preferred stock dividends	$595,830	$195,830

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 9: INCOME TAX

The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows:

	December 31, 2022	December 31, 2021
Federal taxes/(credits) at statutory rates	$(963,000)	$(1,511,000)
State and local taxes, net of federal benefit	(212,000)	(333,000)
Change in valuation allowance	1,175,000	1,844,000
Income tax/(benefit)	$-	$-

Components of deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Net operating loss carryforwards	$7,795,000	$6,620,000
Stock based compensation	29,000	55,000
Total deferred tax assets	7,824,000	6,675,000
Valuation allowance	(7,687,000)	(6,485,000)

Total deferred tax assets net of valuation allowance	$137,000	$190,000

Depreciation and amortization	118,000	128,000
Prepaid expense	19,000	62,000
Total deferred tax liabilities	137,000	190,000

Net deferred tax assets	$-	$-

The Company has approximately $30,413,366 net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 10: CONCENTRATIONS

The Company had no single customer for the year ended December 31, 2022 that accounted for more than 10% of sales. For the year ended December 31, 2021, one customer accounted for 31% of sales.

The Company had three customers at December 31, 2022 accounting for 33%, 16% and 10% of total accounts receivable. At December 31, 2021, the Company had two customers accounting for 30% and 29% of total accounts receivable.

NOTE 11: RELATED PARTY

A law firm owned by the brother of Alexander M. Salgado, our former Chief Executive Officer, rendered legal services to the Company. The Company incurred expenses of $0 and $20,020 for such services during the years ended December 31, 2022 and December 31, 2021, respectively.

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

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000, which on March 9, 2022 was amended and restated in the principal amount for up to $3,000,000 (the “Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of 10% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $280,833 on the accompanying balance sheet with amortization to interest expense of $160,476 for the year ended December 31, 2022 and $33,691 for the year ended December 31, 2021. At December 31, 2022, $3,000,000 was outstanding under the Secured Convertible Promissory Note.

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

On November 16, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024.

The secured convertible promissory notes issued in 2022 are secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the secured convertible promissory notes. These secured convertible promissory notes are convertible as follows: prior to the Company closing a financing through the sale and issuance of the Company’s equity securities, debt, convertible debt, a combination of the foregoing or otherwise (“Conversion Securities”), on or prior to the maturity date, (the “Financing”), the holder of the note has the right to convert (A) all or a partial amount of the principal, and (B) all or a partial amount of the accrued but unpaid interest thereon through and as of the date of the closing of the Financing, into the identical Conversion Securities issued at such Financing.

For the year ended December 31, 2022 we incurred $432,052 in interest expense payable to related parties and $65,650 in interest expense payable to related parties for the year ended December 31, 2021.

Veritas Farms, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal Matters and Routine Proceedings

As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

We have an employment agreement in place with Mr. Pino, our Chief Financial Officer.

The employment agreement provides, among other things, for participation in employee benefits available to employees and executives. The agreement will renew for successive one-year terms unless the agreement is expressly terminated by either the employee or the Company prior to the end of the then current term as provided for in the employment agreement. Under the terms of the agreement, we may terminate the employee’s employment upon 30 or 60 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreement contains non-disclosure provisions, as well as non-compete clauses. The agreement contains severance provisions which entitles the employee to severance pay equal to one (1) year’s salary and benefits in the event of (i) the employee’s termination by the Company for any reason other than for cause, as described in the employment agreement, (ii) termination by the employee pursuant to a material breach of the agreement by the Company or for good reason in connection with a change of control, or (iii) non-renewal of the employment agreement by the Company.

NOTE 13: SUBSEQUENT EVENTS

On January 3, 2023, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carries an interest rate of ten percent (10%) per annum and has a maturity date of October 1, 2024. The secured convertible promissory note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the secured convertible promissory note. The secured convertible promissory note is convertible into Conversion Securities as described in Note 5 above.

On January 6, 2023 the Company collected $587,607 of the outstanding employee retention credit receivable.

On March 31, 2023 the Company’s Board of Directors and majority shareholders approved and adopted a resolution to authorize the Board of Directors to amend the Amended and Restated Articles of Incorporation of the Company dated October 13, 2017 to increase the number of authorized shares of common stock from 200,000,000 shares to 800,000,000 shares and to increase the number of authorized shares of ‘blank check’ preferred stock from 5,000,000 shares to 20,000,000 shares.

Also on March 31, 2023 the majority shareholders approved the 2023 Equity Compensation Plan which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 40,000,000 shares of common stock. Under the terms of the Incentive Plan, awards may be granted to our employees, directors or consultants. Awards issued under the Incentive Plan vest as determined at the time of grant by the Board of Directors or any of the Committees appointed under the Incentive Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, as of December 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

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

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework. Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of COVID-19, our workforce continued to operate primarily in a work from home environment for the year ended December 31, 2022 and we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Thomas E. Vickers	59	Interim Chief Executive Officer, Interim President, Chairperson of the Board and Director
Ramon A. Pino	34	Chief Financial Officer, Treasurer and Secretary
Kuno D. van der Post	55	Director
Gary A. Shangold	69	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Thomas E. Vickers joined the Company’s board of directors on October 1, 2020, and was appointed Chairperson of the board of directors in May 2021, and was appointed Interim Chief Executive Officer and Interim President on November 7, 2022. Mr. Vickers is a highly accomplished corporate finance and operations executive with 35 years of business experience. Since January 2020 Mr. Vickers has served as the President and Founder of Stack Financial, Inc., which provides family office, CFO on demand, finance, and accounting services to various long-term and short-term contracts. Since January 2020, Stack Financial, Inc. has been providing Cornelis F. Wit, the trustee of the Wit Trust, and various entities owned by Mr. Wit, consulting services. From October 2012 to September 2019, Mr. Vickers served as Chief Financial Officer and SVP of Human Resources, and from October 2011 to October 2012, as Vice President of Finance, of OmniComm Systems, Inc., a company delivering software and services to the pharmaceutical/healthcare industry (OTCQX:OMCM); OmniComm was acquired by a private company in September 2019 and contemporaneously therewith filed a Certification and Notice of Termination of Registration with the SEC.  Prior to joining OmniComm, Mr. Vickers was with Ocwen Financial Corporation, a publicly traded diversified financial services holding company, where he served in positions of increasing responsibility, most recently as Director, Servicing Operations. Prior to that, Mr. Vickers was Vice President, Operations for S&J and Vice President, Financial Operations for Precision Response Corporation. Since September 2020, Mr. Vickers has been a director of Giga-tronics Incorporated, a manufacturer of specialized electronics equipment for use in both military test and airborne operational applications (OTCQB:GIGA). Mr. Vickers received both a B.B.A. in Finance and a B.B.A. in Accounting from Florida Atlantic University and earned his M.B.A. in Finance from the University of Miami. Additionally, Mr. Vickers received his Master of Taxation (M.T.X.) degree from Florida Atlantic University and is a Chartered Financial Analyst Charterholder.

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

Kuno D. van der Post, joined the Company’s board of directors on May 12, 2021. Dr. van der Post currently serves as the Chief Revenue Officer for Meeting Protocol Worldwide, a full-service clinical meeting planning company. Dr. van der Post served as the Chief Commercial Officer for ActiGraph LLC, a medical grade device company servicing the global life science research market from August 2020 to July 2022. From October 2019 to June 2020, Dr. van der Post was Chief Commercial Officer of Anju Software, Inc., a private healthcare company offering software and services to the pharmaceutical/healthcare industry and Contract Research Organizations. From June 2017 to October, 2019, Dr. van der Post served as the Chief Commercial Officer, and from June 2013 until June 2017, as Senior Vice President of Business Development, of OmniComm Systems, Inc., a company delivering software and services to the pharmaceutical/healthcare industry (OTCQX:OMCM). OmniComm was acquired by Anju Software, Inc., a private company, in October 2019 and contemporaneously therewith filed a Certification and Notice of Termination of Registration with the SEC. Dr. van de Post transitioned from OmniComm to Anju after the acquisition in 2019. Dr. van der Post has been working in both the preclinical and clinical development arena for over 14 years. Prior to Joining OmniComm Systems, from October 2009 to September 2012, Dr. van der Post worked for the Health Sciences Global Business Unit of Oracle Corporation, supplier of software for enterprise information management, as Sales Director, Latin America and prior to that as European Channel Sales Director, and from March 2007 to September 2009 Dr. van der Post worked for Medidata Solutions, Inc. as Area Sales Director. Dr. van der Post obtained his PhD degree from the University of Liverpool (UK) and his Master of Science degree from University of Salford (UK).

Gary A. Shangold, joined the Company’s board of directors on December 8, 2022. Dr. Shangold has been the Chief Medical Officer of Enteris BioPharma, a subsidiary of SWK Holdings, since January 2020. He is the Founder and Chief Executive Officer of InteguRx Therapeutics LLC, a startup developing transdermal products, since May 2011, and the President and Managing Member of Convivotech LLC, a life sciences consultancy, since December 2005. Previously, from January 2008 to December 2010, Dr. Shangold was the Chief Medical Officer and Executive Vice President, Research & Development at Xanodyne Pharmaceuticals Inc, a venture-backed pharma company. From December 2002 to December 2005, Dr. Shangold was President, Chief Executive Officer, and a Director of NovaDel Pharma, a publicly-traded specialty pharma company. Earlier, he held several senior roles in Clinical Research and Regulatory Affairs over more than 10 years at Johnson & Johnson Pharmaceutical R&D, and prior to that he was Medical Director for Ob/Gyn/Infertility at Serono Laboratories US. In his pharma career, Dr. Shangold has had key roles in the development and/or approval of 10 products. Before entering the pharmaceutical industry, Dr. Shangold began his career in academia, on the Faculty of The University of Chicago Pritzker School of Medicine, and later at Massachusetts General Hospital/Harvard School of Medicine. Since 2019, Dr. Shangold has been a Trustee of the Somerset Health Care Foundation, the fund-raising arm of RW Johnson – Somerset Hospital, part of the RWJ-Barnabas network in NJ. Dr. Shangold served on the Board of Directors of OmniComm Systems Inc. from July 2014 until September 2019 when the company was acquired by Anju Software Inc., and on the Board of Directors of Pepgen Inc, a venture-backed biotech company, from December 2004 through June 2009. He has been President of the American Academy of Pharmaceutical Physicians (2005), and Chair of the Association of Clinical Research Professionals (2013), a 14,000-member nonprofit dedicated to excellence and professionalism in clinical research globally. Dr. Shangold received his MD degree from Columbia University in June 1977 and his Bachelor of Arts degree from the University of Pennsylvania in May 1973. Dr. Shangold performed his residency in Obstetrics & Gynecology at the University of Miami/Jackson Memorial Hospital from June 1977 to June 1981 and his fellowship in Reproductive Endocrinology in the Department of Obstetrics & Gynecology at the University of Southern California/Los Angeles County Medical Center from July 1981 to June 1983. Dr. Shangold holds Board Certifications in Obstetrics & Gynecology and in Reproductive Endocrinology, and is the author of numerous clinical and basic science publications.

Family Relationships

There are no familial relationships among our officers and directors.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Board Committees

General

The Company’s board of directors has established three standing committees, an audit committee, a compensation committee and a nominating and corporate governance committee. The board of directors has determined that all committee members are independent under the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market for committee memberships, and that each member of the audit committee also meets the additional independence criteria set forth in Rule 10A-3(b)(1) under the Exchange Act, except for Mr. Vickers who is a member of all three committees, who has been our Chairperson of the Board since May 2021, and who was appointed and has served as our interim CEO since November 7, 2022. The board of directors has not adopted a written charter for its committees.

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

The audit committee consists of Mr. Vickers (chairperson) and Dr. Shangold.

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

The compensation committee consists of Mr. Vickers (chairperson) and Dr. van der Post.

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

The nominating and corporate governance committee consists of Mr. Vickers (chairperson), Dr. van der Post and Dr. Shangold.

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

While the board of directors believes that the leadership structure of the Company should be separate, in which the roles of Chairperson and Chief Executive Officer are separated, which best serves the board’s ability to carry out its roles and responsibilities on behalf of the Company’s stockholders, including its oversight of management, and the Company’s overall corporate governance, currently and since November 7, 2022 our Chairperson, Mr. Vickers, has been our interim Chief Executive Office since the departure of our former chief executive officer.

Members of the board of directors and the Company’s audit committee have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. The Company believes that the combined roles of the Chairperson and interim Chief Executive Officer of Mr. Vickers in risk oversight does not materially affect the leadership structure of the Company.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each of our named executive officers for the years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#) 1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All other Compensation ($)	Total ($)
Thomas E. Vickers,	2022	-	-	-	-	-	-	-	-	-
Interim Chief Executive Officer(3)

Ramon A. Pino,	2022	$190,000	-	-	-	-	-	-	-	$190,000
Chief Financial Officer(4)	2021	$119,116	-	-	385,000	$61,329	-	-	-	$180,445

Alessandro M. Annoscia,	2022	$73,885	-	-	-	-	-	-	-	$73,885
Former Chief Executive Officer(5)

Stephen E. Johnson,	2022 (7)	$136,439	-	-	-	-	-	-	$62,011	$198,450
Former Chief Executive Officer(6)	2021	$141,058	-	-	450,000	$71,683	-	-	-	$212,741

Dave Smith,	2022	$141,882	-	-	300,000	$14,455	-	-	-	$156,337
Former Chief Operating Officer(8)	2021	$185,100	-	-	-	-	-	-	-	$185,100

(1)	Represents options granted under our 2017 Stock Incentive Plan which vest ratably on the first three anniversaries of the grant date, expiring ten years from the grant date, subject to the employee’s continuous service to the Company.

(2)	The fair value of share-based compensation was calculated using the Black Scholes option pricing model on the date of grant.

(3)	Mr. Vickers, chairperson of our board, was also appointed as interim chief executive office of the Company on November 7, 2022.

(4)	Mr. Pino joined the Company on May 12, 2021.

(5)	Mr. Annoscia joined the Company on July 25, 2022 and stepped down as an officer and director of the Company effective November 7, 2022.

(6)	Mr. Johnson joined the Company on May 12, 2021 and stepped down as an officer and director of the Company effective July 25, 2022.

(7)	Includes $56,250 for consulting compensation and $5,761 for Cobra health insurance premiums.

(8)	Mr. Smith stepped down as an officer of the Company effective June 30, 2022.

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

Potential Payments Upon Termination or Change in Control

We do not have any cash severance arrangements with our named executive officers, and none of our named executive officers’ equity awards outstanding as of December 31, 2022 provide for acceleration in connection with a change of control, other than as noted above in connection with termination of employment of Mr. Pino pursuant to his employment agreement.

Named Executive Officers Departure

In June 2022, the Company’s then Chief Operating Officer, Dave Smith, stepped down as Chief Operating Officer and from any and all other positions he held with the Company.

In July 2022, the Company’s then Chief Executive Officer, Stephen Johnson, stepped down as Chief Executive Officer, President, and a director of the Company, and from any and all other positions he held with the Company, and we entered into a separation agreement with Mr. Johnson in connection with his separation of employment with the Company. Pursuant to the terms of Mr. Johnson’s separation agreement, in consideration for, among other things, his resignation from all officers and board positions held with the Company and its subsidiary, customary releases, his compliance with certain restrictive covenants (including non-compete, non-solicitation, and non-disparagement) and all other agreements between him and the Company (including a consulting agreement entered into between the Company and Mr. Johnson on the same date, and confidentiality agreement), we agreed, pursuant to certain terms of his employment agreement, (i) to pay Mr. Johnson an amount equal to the cost of health insurance coverage under COBRA for the three-month period following separation, and (ii) ) the continuation of exercising vested stock options to purchase 150,000 shares held by him for a period of six-months. We also entered into a consulting agreement with Mr. Johnson for a term of three months pursuant to which Mr. Johnson would provide consulting services in order to transition to his successor in exchange for a bi-weekly consulting fee of $8,653.85.

In November 2022, the Company’s then Chief Executive Officer, Alessandro Annoscia, stepped down as Chief Executive Officer, President, and a director of the Company, and from any and all other positions he held with the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2022 (the Company does not have any outstanding stock awards):

	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised (#)	Option		Option
Name	Exercisable	Unexercisable	Unearned Options	Exercise Price ($)	Option Grant Date	Expiration Date
Stephen E. Johnson(1)	150,000	-	-	0.16	5/12/2021	5/12/2031
Ramon A. Pino(2)	128,333	256,667	256,667	0.16	5/12/2021	5/12/2031
Thomas E. Vickers(3)	50,000	-	-	0.27	9/30/2020	9/30/2030
Thomas E. Vickers(3)	100,000	-	-	0.16	5/12/2021	5/12/2031
Thomas E. Vickers(3)	50,000	50,000	50,000	0.03	6/30/2022	6/30/2032
Alessandro M. Annoscia(4)	-	-	-	N/A	N/A	N/A
Dave Smith(5)	-	-	-	N/A	N/A	N/A

(1)	Mr. Johnson stepped down as an officer and director of the Company effective July 25, 2022.

(2)	Mr. Pino joined the Company on May 12, 2021. Includes 385,000 shares of common stock issuable upon exercise of options at an exercise price of $0.16 per share granted on May 12, 2021 under the 2017 Stock Incentive Plan, which vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company.

(3)	Mr. Vickers, chairperson of our board, was also appointed as interim chief executive office of the Company on November 7, 2022.

(4)	Mr. Annoscia stepped down as an officer and director of the Company effective November 7, 2022.

(3)	Mr. Smith stepped down as an officer and director of the Company effective June 30, 2022.

Compensation of Directors

The following table summarizes all compensation paid to our non-employee directors for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Option Awards (#)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Thomas E. Vickers(3)	$36,000	100,000	$3,071	-	-	-	$39,071
Kuno D. van der Post	$10,000	100,000	$3,071	-	-	-	$13,071
Gary A. Shangold(4)	-	100,000	$1,894	-	-	-	$1,894
Kellie L. Newton(5)	-	200,000	$6,151	-	-	-	$6,151
Craig J. Fabel(6)	-	100,000	$3,071	-	-	-	$3,071
Kristen High(7)	-	100,000	$3,071	-	-	-	$3,071

(1)	For their service on the board of directors, the Company issued each non-employee director an option grant to purchase 100,000 shares of our common stock at a per share exercise price equal to the closing price of the common stock on the grant date, with 25% of the options vesting every 90 days following the grant date subject to the director’s continuous service to the Company. The options have a term of ten years.

(2)	The fair value of share-based compensation was calculated using the Black Scholes option pricing model on the date of grant.

(3)	Mr. Vickers received a $3,000 monthly fee for his service as Chairperson of the Board from January 2022 to December 2022.

(4)	Dr. Shangold joined the Company’s board of directors on December 8, 2022.

(5)	Ms. Newton was removed from the Company’s board of directors on December 8, 2022.

(6)	Mr. Fabel was removed from the Company’s board of directors on December 8, 2022.

(7)	Ms. High joined the Company’s board of directors on June 1, 2022 and was removed from the Company’s board of directors on December 8, 2022.

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

As of December 31, 2022, 6,867,747 shares have been reserved for issuance and the Company has outstanding options to purchase 5,460,000 shares under the 2017 Stock Incentive Plan. Such options are exercisable at prices ranging from of $0.019 to $3.44 per share. Unless earlier terminated by the board, the 2017 Stock Incentive Plan shall terminate on September 27, 2027.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 14, 2023, certain information with respect to the beneficial ownership of our outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock by each director and named executive officer of the Company, by each person known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, and by our directors and named executive officers as a group. Each share of common stock has one vote, each share of Series A Convertible Preferred Stock has such number of votes as equal the number of shares of Common Stock then issuable upon conversion of the Series A Preferred Share votes, and each share of Series B Convertible Preferred Stock has such number of votes as equal the number of shares of Common Stock then issuable upon conversion of the Series B Preferred Share multiplied by 50 on matters that may come before a meeting or vote of the Company’s stockholders.

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

Applicable percentage ownership is based on 41,625,331 shares of common stock, 4,000,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Convertible Preferred Stock outstanding at April 14, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, or other convertible securities held by that person that are currently exercisable or convertible, or that will become exercisable or convertible within 60 days of April 14, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise stated, the address of the persons set forth in the table is c/o Veritas Farms, Inc., 401 E. Las Olas Boulevard Suite 1400, Fort Lauderdale, FL 33301.

	Common stock		Series A Preferred Stock		Series B Preferred Stock
Directors and named executive officers:	Number of shares beneficially owned(1)	% of class	Number of shares beneficially owned	% of class	Number of shares beneficially owned	% of class	Percentage of voting securities
Thomas E. Vickers(2)	1,225,000	2.9%	50,000	1.3%	-	*	*
Ramon A. Pino(3)	756,666	1.8%	25,000	*	-	*	*
Kuno D. van der Post(4)	1,287,500	3.0%	50,000	1.3%	-	*	*
Gary A. Shangold(5)	50,000	*	-	*	-	*	*
Alessandro M. Annoscia	-	*	-	*	-	*	*
Stephen E. Johnson(6)	350,750	*	-	*	-	*	*
Dave Smith	-	*	-	*	-	*	*

All directors and named executive officers as a group (seven persons)	4,344,916	10.2%	125,000	3.1%	-	*	*

Other 5% or greater stockholders:

Cornelis F. Wit Revocable
Living Trust(7)	142,248,401	79.4%	3,635,000	90.9%	1,000,000	100%	88.1%
2700 N Military Trail Suite 210 Boca Raton, FL 33431

George Attlee Boden	2,443,750	5.9%	-	*	-	*	*
198 Magellan Quay Grand Cayman Cayman Islands KY1-1108

*	Less than 1%

(1)	Includes shares issuable upon the exercise of options and other convertible securities within sixty (60) days of the date of this report.

(2)	Includes 225,000 common shares issuable upon exercise of stock options, and (b) 1,000,000 common shares issuable upon conversion of our Series A Preferred Stock.

(3)	Includes 256,666 common shares issuable upon exercise of stock options, and (b) 500,000 common shares issuable upon conversion of our Series A Preferred Stock.

(4)	Includes (a) 100,000 outstanding common shares, (b) 187,500 common shares issuable upon exercise of stock options, and (c) 1,000,000 common shares issuable upon conversion of our Series A Preferred Stock.

(5)	Includes 50,000 common shares issuable upon exercise of stock options.

(6)	As of July 25, 2022, his last day of service with the Company. Includes (a) 200,750 outstanding common shares, and (b) 150,000 common shares issuable upon exercise of stock options. Mr. Johnson’s address is 10445 Canterbury Ct. Davie, FL 33328.

(7)	Cornelis F. Wit is the sole trustee of the Cornelis F. Wit Revocable Living Trust dated October 15, 2009 as amended and restated on June 11, 2015, and has sole voting and investment power with respect to the securities in the trust. Includes (a) 4,485,901 outstanding common shares, (b) 60,000,000 common shares issuable upon conversion of a convertible promissory note, (c) 72,700,000 common shares issuable upon conversion of our Series A Preferred Stock, (d) 5,000,000 common shares issuable upon conversion of our Series B Preferred Stock, and (e) 62,500 outstanding common shares held by Ananda Cifre, Mr. Wit’s spouse.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2022.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders 2017 Equity Incentive Plan	5,460,000	$0.70	1,407,747
Equity compensation plans not approved by security holders	-	-	-
Total	5,460,000	$0.70	1,407,747

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

The Cornelis F. Wit Revocable Living Trust owns 4,548,401 shares of our common stock, 3,635,000 shares of our Series A Convertible Preferred Stock and 1,000,000 shares of our Series B Convertible Preferred Stock, which in aggregate equals approximately 88% of the votes of our outstanding voting securities. As a result of this majority ownership of voting securities, and the protective provisions contained in the Series B Convertible Preferred Stock and Series A Convertible Preferred Stock which provide that the Company shall not undertake certain transactions without the prior approval of the holder of the Series B Convertible Preferred Stock and holder of a majority of the Series A Convertible Preferred Stock, the Wit Trust has the ability to exert substantial control over all matters requiring approval by our stockholders and our board of directors.

Related Party Transactions

Legal Services

A law firm owned by the brother of Mr. Salgado, our former Chief Executive Officer, renders legal services to the Company. The firm incurred expenses in aggregate of $0 and $20,020 for such services during the years ended December 31, 2022 and December 31, 2021, respectively.

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

Financings

On April 19, 2021, the Company issued a secured convertible promissory note in the principal amount of $25,000 to Mr. Vickers. The note carried an interest rate of eight percent (8%) per annum and had a maturity date of May 19, 2021. On May 19, 2021, the Company and Mr. Vickers extended the maturity date of the note to October 1, 2021. On September 1, 2021, Mr. Vickers converted the outstanding $25,000 in principal and $25,000 in additional consideration for expenses incurred in exchange for 50,000 shares of our Series A Convertible Preferred Stock. The Company paid $740 to Mr. Vickers for accrued interest on the secured convertible promissory note during 2022.

On July 22, 2021, the Company issued secured convertible promissory notes to Mr. Johnson in the amount of $50,000 and to Mr. Pino in the amount of $25,000. The secured convertible promissory notes accrued interest at eight percent (8%) per annum and had a maturity date of October 1, 2021. On August 18, 2021, Mr. Pino converted the outstanding $25,000 in principal in exchange for 25,000 shares of our Series A Convertible Preferred Stock, and on September 7, 2021, Mr. Johnson converted the outstanding $50,000 in principal in exchange for 50,000 shares of our Series A Convertible Preferred Stock. The Company paid $0 and $153 to Mr. Johnson and Mr. Pino, respectively, for accrued interest on the secured convertible promissory notes during 2022.

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

Director Independence

The Company’s board of directors has determined that all of our directors are “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market except for Mr. Vickers who is a member of all three of our board committees, who has been our Chairperson of the Board since May 2021, and who was appointed and has served as our interim CEO since November 7, 2022. While our board of directors has determined that Mr. Vickers has the extensive financial experience and education to qualify as an “audit committee financial expert,” Mr. Vickers is not currently independent and therefore the Company does not have an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

Prager Metis CPAs LLC (“Prager”) has been our independent registered public accounting firm since 2018.

Audit Fees

Aggregate audit fees billed by Prager for the years ended December 31, 2022 and December 31, 2021, were $99,794 and $62,500, respectively. Audit fees consist of the aggregate fees billed for professional services rendered for (i) the audit of our annual financial statements included in our Annual Report on Form 10-K and (ii) the review of financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

There were no audit-related fees billed by Prager for the years ended December 31, 2022 and December 31, 2021.

Tax Fees

There were no tax fees billed by Prager for the years ended December 31, 2022 and December 31, 2021.

Pre-Approval Policy

Provision of the above services is approved by our audit committee of our board of directors. The audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. All of the services of Prager for 2022 and 2021 described above were pre-approved by the audit committee.

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

(3)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(14)
3.2	Certificate of Amendment to the Articles of Incorporation(1)
3.3	Certificate of Amendment to the Articles of Incorporation(2)
3.4	Certificate of Amendment to the Articles of Incorporation(3)
3.5	Bylaws(4)
4.1	Form of Common Stock Certificate(12)
4.2	Form of Placement Agent Warrant to Purchase Shares of Common Stock(5)
4.3	Form of Placement Agent Warrant to Purchase Shares of Common Stock(12)
4.4	Amended and Restated Secured Convertible Credit Line Promissory Note dated March 9, 2022 by and between Veritas Farms, Inc. and the Cornelis F. Wit Revocable Living Trust(12)
4.5	Form of Secured Convertible Promissory Note and Schedule of Substantially Identical Secured Convertible Promissory Notes (13)
10.2	Employment Agreement with Ramon A. Pino (6)*
10.3	2017 Stock Incentive Plan(7)*
10.3.1	Form of Incentive Stock Option Agreement(12)*
10.3.2	Form of Non-Qualified Stock Option Agreement(12)*
10.5	Form of Non-Employee Director Appointment Letter with attached Form of Non-Employee Director Indemnification Agreement(8)*
10.6	Separation Agreement with Erduis Sanabria(9)
10.7	Separation Agreement with Alexander Salgado(3)
10.8	Lease with 1815 Building Company, LLC(10)
10.9	2023 Stock Incentive Plan(14)*
14	Code of Business Conduct and Ethics(11)
21.1	Subsidiaries of Registrant(11)
23.1	Consent of Prager Metis CPAs LLC(15)
31.1	Section 302 Chief Executive Officer Certification(15)
31.2	Section 302 Chief Financial Officer Certification(15)
32.1	Section 906 Chief Executive Officer and Chief Financial Officer Certification(15)
101.INS	Inline XBRL Instance Document.(15)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.(15)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(15)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(15)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(15)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(15)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated February 5, 2019 and incorporated herein by reference.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 19, 2019 and incorporated herein by reference.
(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference.
(4)	Filed as an exhibit the registrant’s Registration Statement on Form S-1 (File No. 333-210190) dated March 15, 2016 and incorporated herein by reference.
(5)	Filed as an exhibit the registrant’s Registration Statement on Form S-1/A (File No. 333-235300) dated December 6, 2019 and incorporated herein by reference.
(6)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated August 12, 2021 and incorporated herein by reference.
(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated October 2, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated April 10, 2019 and incorporated herein by reference.
(9)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated December 21, 2020 and incorporated herein by reference.
(10)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q dated November 15, 2021 and incorporated herein by reference.
(11)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed April 23, 2018, and incorporated herein by reference.
(12)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed April 12, 2022, and incorporated herein by reference..
(13)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q dated November 14, 2022 and incorporated herein by reference.
(14)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated April 7, 2023 and incorporated herein by reference.
(15)	Filed herewith.
(16)	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITAS FARMS, INC.

Dated: April 17, 2023	By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Interim Chief Executive Officer (Principal Executive Officer)

Dated: April 17, 2023	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas E. Vickers	Interim Chief Executive Officer and Director	April 17, 2023
Thomas E. Vickers	(Principal Executive Officer)

/s/ Ramon A. Pino	Chief Financial Officer	April 17, 2023
Ramon A. Pino	(Principal Financial and Accounting Officer)

/s/ Kuno D. van der Post	Director	April 17, 2023
Kuno D. van der Post

/s/ Gary A. Shangold	Director	April 17, 2023
Gary A. Shangold