Form 10-Q
period 2023-03-31
Veritas Farms, Inc.
filed 2023-05-12
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 11, 2023 was 41,625,331 shares.

VERITAS FARMS, INC.

Quarterly Report on Form 10-Q for the three month period ended March 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$364,007	$55,273
Inventories	2,149,380	2,242,528
Accounts receivable, net of allowance for doubtful accounts	37,068	34,445
Employee retention credit receivable	36,301	623,907
Assets held for sale	502,709	502,709
Prepaid expenses	93,491	73,428
Total current assets	3,182,956	3,532,290
Property and equipment, net of accumulated depreciation	2,747,957	2,806,790
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	224,630	264,182
Other assets	136,408	136,209

TOTAL ASSETS	$6,346,951	$6,794,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,243,676	$1,247,759
Accrued expenses	337,634	250,160
Accrued interest	407,401	297,453
Dividends payable	694,460	595,830
Convertible notes payable	200,000	200,000
Contract liability	449,850	422,919
Operating lease liability	144,677	150,052
Notes payable, current portion	1,332	3,278
Total current liabilities	3,479,030	3,167,451

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	150,000	150,000
Related party convertible notes payable, long term, net of discount	4,259,286	3,969,167
Operating lease liability, net of current portion	79,953	114,130

TOTAL LIABILITIES	7,968,269	7,400,748

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred stock, 20,000,000 shares authorized, 15,000,000 shares undesignated at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding, respectively, at $0.001 par value	4,000	4,000
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding, respectively, at $0.001 par value	1,000	1,000
Common stock, 800,000,000 shares authorized, 41,623,366 shares issued and 41,625,331 shares outstanding, at March 31, 2023 and December 31, 2022, respectively, at $0.001 par value respectively, at $0.001 par value	41,625	41,625
Additional paid in capital	38,826,540	38,821,720
Accumulated (deficit)	(40,494,483)	(39,474,622)
TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	(1,621,318)	(606,277)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$6,346,951	$6,794,471

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenues	$209,788	$420,907

Cost of goods sold	160,310	318,828

Gross margin/(expense)	49,478	102,079

Operating expenses
Selling, general and administrative	799,358	1,294,914
Total operating expenses	799,358	1,294,914

Operating (loss)	(749,880)	(1,192,835)

Other income/(expense)
Interest expense, related parties	(150,872)	(68,612)
Interest expense	(12,025)	(21,465)
Gain/(loss) on disposal	(8,454)	-
Total other income/(expense)	(171,351)	(90,077)
(Loss) before income taxes	(921,231)	(1,282,912)
Income tax provision	-	-
Net (loss)	(921,231)	(1,282,912)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred stock	(78,904)	(78,904)
Series B preferred stock	(19,726)	(19,726)
Total preferred stock dividends	(98,630)	(98,630)
Net (loss) attributable to common shareholders	$(1,019,861)	$(1,381,542)

Net (loss) per share
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Weighted average number of shares outstanding
Basic	41,625,331	41,625,331
Diluted	41,625,331	41,625,331

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(unaudited)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2023

	Preferred Stock				Common Stock				Total
	Series A Preferred		Series B Preferred				Additional		shareholders’
	Number of	$0.001	Number of	$0.001	Number of	$0.001	paid in	Accumulated	equity/
	shares	Par value	shares	Par value	shares	Par value	capital	(deficit)	(deficit)

Balances at December 31, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,821,720	$(39,474,622)	$(606,277)
Stock-based compensation							4,820		4,820
Preferred stock dividends								(98,630)	(98,630)
Net (loss)								(921,231)	(921,231)
Balances at March 31, 2023	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,826,540	$(40,494,483)	$(1,621,318)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2022

	Preferred Stock				Common Stock				Total
	Series A Preferred		Series B Preferred				Additional		shareholders’
	Number of	$0.001	Number of	$0.001	Number of	$0.001	paid in	Accumulated	equity/
	shares	Par value	shares	Par value	shares	Par value	capital	(deficit)	(deficit)

Balances at December 31, 2021	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,709,374	$(33,930,714)	$4,825,285
Stock-based compensation							27,671		27,671
Preferred stock dividends								(98,630)	(98,630)
Net (loss)								(1,282,912)	(1,282,912)
Balances at March 31, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,737,045	$(35,312,256)	$3,471,414

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(921,231)	$(1,282,912)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	50,379	120,037
Stock-based compensation	4,820	27,671
Amortization of debt discount	40,119	40,119
Loss on disposal of property and equipment	8,454	-
Changes in operating assets and liabilities
Inventories	93,148	(121,665)
Prepaid expenses	(20,063)	42,747
Accounts receivable	(2,623)	(12,429)
Employee retention credit receivable	587,606	-
Other assets	(200)	49,111
Contract liability	26,931	42,020
Accrued interest	109,948	31,862
Accrued expenses	87,474	35,146
Accounts payable	(4,083)	(60,101)
Net cash provided by/(used in) operating activities	60,679	(1,088,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,069)
Net cash (used in) investing activities	-	(5,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(1,945)	(14,940)
Proceeds from convertible notes payable	250,000	1,000,000
Net cash provided by financing activities	248,055	985,060

Net increase/(decrease) in cash and cash equivalents	308,734	(108,403)
Cash and cash equivalents at beginning of period	55,273	481,763

Cash and cash equivalents at end of period	$364,007	$373,360

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$4,993	$4,932

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three months ending March 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

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

Revenue Recognition

The Company’s product revenue is generated primarily through two sales channels, e-commerce sales and wholesale sales. The Company believes that these categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors.

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

A description of the Company’s principal revenue generating activities are as follows:

●	E-commerce sales - consumer products sold through the Company’s online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

●	Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the wholesale customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

The following table represents a disaggregation of revenue by sales channel:

	For the three months ended
	March 31,
	2023	2022
Wholesale revenue	$26,558	$166,685
E-commerce revenue	183,230	254,222
Total revenue	$209,788	$420,907

Correction of Previously Issued Financial Statements

The accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2022 has been corrected for the following: an adjustment to reclassify selling, general and administrative expenses of $61,179 as a reduction of revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received.  The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole.  As a result of the correction, revenue decreased from $482,086 to $420,907 with a corresponding decrease of gross margin from $163,258 to $102,079 and selling, general and administrative expenses decreased from $1,356,093 to $1,294,914. The correction had no impact on total operating loss and net loss.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since its inception. As of and for the period ended March 31, 2023, the Company had an accumulated deficit of $40,494,483, and a net loss attributable to common shareholders of $1,019,861. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. A going concern disclosure means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months from the date the financial statements are issued. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

To satisfy our capital requirements, we may seek additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our marketing programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock or result in increased interest expense in future periods.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3: INVENTORIES, NET

Inventories consist of:

	March 31, 2023	December 31, 2022
Hemp and oil	$546,932	$568,559
Finished goods	309,594	360,331
Raw materials	1,292,854	1,313,638
Inventories	$2,149,380	$2,242,528

Inventory values include total inventory impairment write-downs of $0 for the period ended March 31, 2023 and total inventory impairment write-downs of $802,493 which include reductions of $90,564 to finished goods and $711,929 to hemp and oil for the year ended December 31, 2022.

NOTE 4: PROPERTY AND EQUIPMENT

	March 31, 2023			December 31, 2022			Estimated
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,525,712	256,093	1,269,619	1,528,294	245,951	1,282,343	39
Greenhouse	965,388	164,375	801,013	965,388	157,630	807,758	39
Fencing and irrigation	203,793	122,539	81,254	203,793	117,579	86,214	15
Machinery and equipment	621,457	447,993	173,464	621,457	425,368	196,089	7
Furniture and fixtures	82,202	74,444	7,758	94,485	77,595	16,890	7
Computer equipment	22,038	20,602	1,436	22,038	20,503	1,535	5
Vehicles	56,058	40,771	15,287	56,058	38,223	17,835	5
Total	$3,874,774	$1,126,817	$2,747,957	$3,889,639	$1,082,849	$2,806,790

Total depreciation expense was $50,379 and $120,037 for the three month periods ending March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, there was $502,709 in assets held for sale previously classified as property and equipment, and it is the Company’s intention to complete the sales of these assets within the twelve months following the end of the period.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following tables summarize the notes payable and convertible notes payable outstanding as of March 31, 2023.

				Ending principal	Non related party		Related party
	Origination	Maturity	Interest	March 31,		Long		Long
Description	date	date	rate	2023	Current	term	Current	term
Note Payable	5/10/2019	5/10/2023	9.49%	1,332	1,332	-	-	-
Economic Injury Disaster Loan	6/24/2020	6/24/2050	3.75%	150,000	-	150,000	-	-
Total				$151,332	$1,332	$150,000	$-	$-

				Ending principal	Non related party		Related party
	Origination	Maturity	Interest	March 31,		Long		Long
Description	date	date	rate	2023	Current	term	Current	term
Convertible Promissory Note Payable	3/6/2020	10/1/2022	10%	$200,000	$200,000	$-	$-	$-
Secured Convertible Promissory Note Payable	10/12/2021	10/1/2024	10%	3,000,000	-	-	-	3,000,000
Convertible Promissory Note Payable	8/2/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	8/17/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	9/6/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	10/11/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	11/16/2022	10/1/2024	10%	250,000	-	-	-	250,000
Convertible Promissory Note Payable	1/3/2023	10/1/2024	10%	250,000	-	-	-	250,000
Discount								(240,714)
Total				$4,700,000	$200,000	$-	$-	$4,259,286

Future principal payments for the next five years are as follows for the future years ended December 31:

2023	$203,694
2024	4,503,254
2025	3,378
2026	3,507
2027	3,641
Thereafter	133,858
Total	$4,851,332

Paycheck Protection Program

In February 2021, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company received a loan in the amount of $803,994 under the SBA Paycheck Protection Program (“2021 PPP Loan”). In April 2022, the 2021 PPP Loan principal and all accrued interest totaling $812,981 was forgiven in full.

Economic Injury Disaster Loan

In June 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of three and three quarters percent (3.75%) per annum and has a term of 30 years. The EIDL is secured by the Company’s assets. The first payment due was deferred two and a half years and came due in December 2022. The principal balance of the EIDL as of March 31, 2023 has been classified as a long-term liability in notes payable.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10% Convertible Promissory Note Payable

In March 2020, the Company received a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (“Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. On May 14, 2021, the Company paid $20,000 in accrued interest to the holder, and the Company and the investor extended the maturity date of the Convertible Note to September 6, 2021. In September 2021, the Company and the investor further extended the maturity date of the Convertible Note to October 1, 2022. As of March 31, 2023 we are in default in the payment of principal. This default does not trigger any other default events for any other notes payable.

The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of March 31, 2023 and $0 as of December 31, 2022 on the accompanying balance sheet.

10% Secured Convertible Promissory Notes Payable

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $240,714 on the accompanying balance sheet with amortization to interest expense of $40,119 and $40,119 for the three month periods ended March 31, 2023 and March 31, 2022, respectively. At March 31, 2023, $3,000,000 was outstanding on the Secured Convertible Promissory Note.

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

The secured convertible promissory notes are secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the secured convertible promissory notes. These secured convertible promissory notes are convertible as follows: prior to the Company closing a financing through the sale and issuance of the Company’s equity securities, debt, convertible debt, a combination of the foregoing or otherwise (“Conversion Securities”), on or prior to the maturity date, (the “Financing”), the holder of the note has the right to convert (A) all or a partial amount of the principal, and (B) all or a partial amount of the accrued but unpaid interest thereon through and as of the date of the closing of the Financing, into the identical Conversion Securities issued at such Financing.

NOTE 6: STOCK-BASED COMPENSATION

The Company approved its 2017 Stock Incentive Plan on September 27, 2017 (“2017 Plan”) which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 6,867,747 shares of common stock. Under the terms of the 2017 Plan, awards may be granted to our employees, directors or independent contractors. Awards issued under the 2017 Plan vest as determined at the time of grant by the Board of Directors or any committees appointed under the 2017 Plan. On March 31, 2023, the 2017 Plan terminated upon the approval of the 2023 Equity Incentive Plan (“2023 Plan”).

The Company approved its 2023 Plan on March 31, 2023 which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 40,000,000 shares of common stock. Under the terms of the 2023 Plan, awards may be granted to our employees, directors or independent contractors. Awards issued under the 2023 Plan vest as determined at the time of grant by the Board of Directors or any committees appointed under the 2023 Plan. The 2023 Plan is a successor to the Company’s 2017 Plan and, accordingly, no new grants will be made under the 2017 Plan from and after the effective date of the 2023 Plan.

The Company’s outstanding stock options typically have a 10-year term. Outstanding non-qualified stock options granted to employees and independent contractors vest on a case-by-case basis. Outstanding incentive stock options issued to employees typically vest over a three-year period. The incentive stock options granted vest based solely upon continued employment. The Company’s time-based share awards typically vest in thirty three and a third percent (33.3%) increments on each of the three anniversary dates of the date of grant.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 1, 2022, the Company granted an aggregate 625,000 options to employees, including 300,000 options to Dave Smith, our former Chief Operating Officer under the 2017 Plan, at a per share exercise price of $0.049 with a term of ten (10) years. The stock options will vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company.

On June 30, 2022, the Company granted an aggregate 950,000 options to employees and directors, including five non-employee directors with an annual grant of stock options under the 2017 Plan to purchase 100,000 shares of common stock each, at a per share exercise price of $0.031 with a term of ten (10) years, with twenty five percent (25%) of the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company. The employee stock options will vest ratably on the first three anniversaries of the grant date subject to the employee’s continuous service to the Company.

On December 8, 2022, the Company granted one non-employee directors with an annual grant of stock options under the 2017 Plan to purchase 100,000 shares of common stock each, at a per share exercise price of $0.019 with a term of ten (10) years, with 25% of the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company.

The aggregate fair value for all options granted for the three months ended March 31, 2023 was $0.

Total stock based compensation expense was $4,820 and $27,671 for the three month periods ending March 31, 2023 and March 31, 2022, respectively.

The following table summarizes the stock option activity for the Company’s 2017 Plan:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2021	5,189,167	$0.86	7.71
Granted	1,675,000	0.04	9.34
Exercised	-	-
Forfeited/cancelled/expired	(1,404,167)	0.49
Outstanding at December 31, 2022	5,460,000	0.70	7.18
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	(183,334)	0.14
Outstanding at March 31, 2023	5,276,666	$0.72	6.88

Vested and exercisable at March 31, 2023	4,561,665	$0.82	6.58

Below are the assumptions for the fair value of share-based payments for the three month period ended March 31, 2023 and the year ended December 31, 2022.

	Stock option assumptions for the period ended
Stock option assumptions	March 31, 2023	December 31, 2022
Risk-free interest rate	4.64%	4.50%
Expected dividend yield	0.0%	0.0%
Expected volatility	230.6%	182.8%
Expected life of options (in years)	10	10

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

Total lease amortization expense was $39,552 and $39,599 for the three month periods ending March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, and December 31, 2022, operating leases have no minimum rental commitments.

NOTE 8: SHAREHOLDERS’ (DEFICIT)

Our authorized capital stock consists of 800,000,000 shares of common stock, $0.001 par value per share and 20,000,000 shares of preferred stock, par value $0.001 per share, of which 4,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock and 1,000,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock.

As of March 31, 2023 we had the following issued and outstanding securities:

●	41,625,331 shares of common stock;

●	4,000,000 shares of Series A Convertible Preferred Stock;

●	1,000,000 shares of Series B Convertible Preferred Stock;

●	2,595,270 warrants to purchase shares of our common stock;

●	5,276,666 options to purchase shares of our common stock; and

●	$3,200,000 principal amount of convertible promissory notes convertible into 60,500,000 shares of common stock.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

Holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of our voting securities do not have cumulative voting rights. Holders of common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up each outstanding share of common stock entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions for the common stock. The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is outstanding. All outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

Effective March 31, 2023 the Company filed Amended and Restated Articles of Incorporation of the Company which increased the number of authorized common stock from 200,000,000 shares to 800,000,000 shares, par value $0.001 per share.

Preferred Stock

Effective March 31, 2023 the Company filed Amended and Restated Articles of Incorporation of the Company which increased the number of authorized preferred stock from 5,000,000 shares to 20,000,000 shares, par value $0.001 per share.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the three month periods ended March 31, 2023 and March 31, 2022, respectively.

	Undeclared dividends
	For the three months ended
	March 31,
Series of preferred stock	2023	2022
Series A preferred stock dividends	$78,904	$78,904
Series B preferred stock dividends	19,726	19,726
Total undeclared preferred stock dividends	$98,630	$98,630

The following table presents the cumulative undeclared dividends by class of preferred stock as of March 31, 2023 and December 31, 2022, respectively. These cumulative undeclared dividends are recorded in Dividends payable on our balance sheet as of March 31, 2023 and December 31, 2022.

	Cumulative undeclared dividends as of
Series of preferred stock	March 31, 2023	December 31, 2022
Series A preferred stock	$543,666	$464,762
Series B preferred stock	150,794	131,068
Cumulative undeclared preferred stock dividends	$694,460	$595,830

NOTE 9: CONCENTRATIONS

The Company had no single customer for the three months ended March 31, 2023 that accounted for more than 10% of sales. For the three months ended March 31, 2022, one customer accounted for 18% of sales.

The Company had three customers at March 31, 2023 accounting for 34%, 16% and 10% of total accounts receivable. At December 31, 2022, the Company had three customers accounting for 33%, 16% and 10% of total accounts receivable.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10: RELATED PARTY

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $240,714 on the accompanying balance sheet with amortization to interest expense of $40,119 and $40,119 for the three month periods ended March 31, 2023 and March 31, 2022, respectively. At March 31, 2023, $3,000,000 was outstanding on the Secured Convertible Promissory Note.

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

The secured convertible promissory notes are secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the secured convertible promissory notes. These secured convertible promissory notes are convertible into Conversion Securities as described in Note 5 above.

For the three month period ended March 31, 2023 we incurred $150,872 in interest expense to related parties and $68,612 in interest expense to related parties for the three month period ended March 31, 2022.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Matters and Routine Proceedings

As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

NOTE 12: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Recent Developments

Management Changes

Since June 2022 as previously reported in our Current Reports on Form 8-K, there have been significant changes to our executive officers and board of directors which includes the following: (1) on June 1, 2022, Kristen High (“Ms. High”) was elected and appointed as a director on the board of directors; (2) on June 30, 2022, Dave Smith, the Company’s COO, resigned; (3) on July 25, 2022, (i) Stephen E. Johnson (“Mr. Johnson”) stepped down as Chief Executive Officer, President and a director, and (ii) Alessandro M. Annoscia (“Mr. Annoscia”) was appointed as Chief Executive Officer, President and a director on the board of directors, (4) on November 7, 2022, (i) Mr. Annoscia stepped down as Chief Executive Officer, President, and a director, and (ii) Mr. Vickers was appointed interim Chief Executive Officer and interim President, and (5) on December 8, 2022, (i) Kellie Newton, Mr. Fabel, and Ms. High were removed as directors on the board of directors, and (ii) Gary A. Shangold (“Dr. Shangold”) was elected and appointed as a director on the board of directors.

Corporate Information

The Company was incorporated in the state of Nevada on March 15, 2011 under the name Armeau Brands Inc. and changed its name to SanSal Wellness Holdings, Inc. on October 13, 2017. On January 31, 2019, the Company changed its name from SanSal Wellness Holdings, Inc. to Veritas Farms, Inc.

Our executive offices are located at 401 E. Las Olas Boulevard, Suite 1400, Fort Lauderdale, FL 33301 and our telephone number is (833) 691-4367. The Company’s year-end is December 31. Our corporate website is www.TheVeritasFarms.com. Information appearing on our website is not part of this Quarterly Report on Form 10-Q.

Results of Operations

The three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenues. Revenues for the three months ended March 31, 2023 decreased to $209,788, as compared to revenues of $420,907 for the three months ended March 31, 2022. The decrease reflects a significant contraction of retail sales in 2023 from 2022, primarily as a result of increased competition and decreased acceptance in big box retail leading to reduced inventory turnover. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors.

Cost of goods sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the three months ended March 31, 2023 decreased to $160,310 from $318,828 for the three months ended March 31, 2022. The decrease in cost of sales can be attributed to the decrease in revenue in addition to decreased fixed costs of goods sold expenses during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Gross margin. We had gross margin of $49,478 for the three months ended March 31, 2023, as compared to gross margin of $102,079 for the three months ended March 31, 2022. The decrease in gross margin can be attributed to the decrease in sales during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $799,358 for the three months ended March 31, 2023, from $1,294,914 for the three months ended March 31, 2022. The decrease to selling, general and administrative expenses is primarily due to reductions in total salary and related expenses. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the three months ended March 31, 2023 was $162,897, as compared to $90,077 for the three months ended March 31, 2022. Interest expense increased in the three months ending March 31, 2023 compared to the three months ending March 31, 2022 due to an increase in interest bearing notes payable.

Net loss. As a result of all the foregoing, net loss for the three months ended March 31, 2023, decreased to $921,231 or $0.02 per share based on 41,625,331 weighted average shares outstanding, from $1,282,912 or $0.03 per share for the three months ended March 31, 2022, based on 41,625,331 weighted average shares outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At March 31, 2023, we had working capital deficit of $296,074.

Cash increased to $364,007 at March 31, 2023 from $55,273 at December 31, 2022. The increase was primarily due to collections of our employee retention credit receivable.

As of March 31, 2023, total assets were $6,346,951 as compared to $6,794,471 at December 31, 2022. The decrease in assets is primarily due to collections of our employee retention credit receivable.

Total current liabilities as of March 31, 2023 were $3,479,030, as compared to $3,167,451 at December 31, 2022. The increase was mainly due to increases in accrued interest, dividends payable and accrued expenses.

Net cash provided by operating activities was $60,679 for the three months ended March 31, 2023, as compared to net cash used in operating activities of $1,088,394 for the three months ended March 31, 2022. The increase is largely attributable to collections of our employee retention credit receivable in addition to the decrease in net loss.

Net cash used in investing activities was $0 for the three months ended March 31, 2023 as compared to net cash used of $5,069 for the three months ended March 31, 2022, reflecting a decrease in capital expenditures in 2023.

Net cash provided by financing activities was $248,055 for the three months ended March 31, 2023 as compared to $985,060 for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2023 included net proceeds of $250,000 from convertible note payables received from the Wit Trust. Net cash provided by financing activities for the three months ended March 31, 2022 included net proceeds of $1,000,000 from convertible note payables received from the Wit Trust

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2023:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years	3+ Years
Promissory notes(1)	$151,332	$4,496		$3,285		$3,410	$140,141
Convertible notes(1)	4,700,000	200,000	(2)	4,500,000	(3)	-	-
Operating lease obligations(4)	224,630	144,677		79,953		-	-
Total	$5,075,962	$349,173		$4,583,238		$3,410	$140,141

(1)	Amounts do not include interest to be paid.
(2)	Includes $200,000 of 10% convertible notes payable that matured in October 2022.
(3)	Includes $4,500,000 of 10% convertible notes payable that mature in October 2024.
(4)	Includes office lease obligations for our executive office in Florida and our warehouse facilities in Colorado.

Sources of Liquidity and Capital Resources; Debt Obligations

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our debt and equity securities and notes payable.

In March 2020, the Company received a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (“Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. On May 14, 2021, the Company paid $20,000 in accrued interest to the holder, and the Company and the investor extended the maturity date of the Convertible Note to September 6, 2021. In September 2021, the Company and the investor further extended the maturity date of the Convertible Note to October 1, 2022. As of March 31, 2023 we are in default in the payment of principal. This default does not trigger any other default events for any other notes payable.

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“Secured Convertible Promissory Note”), which Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The Secured Convertible Promissory Note is secured by the Company’s assets and contain certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Note. The Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The Secured Convertible Promissory Note will accrue interest on the aggregate amount outstanding at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Note, is due and payable, if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $240,714 on the accompanying balance sheet with amortization to interest expense of $40,119 and $40,119 for the three month periods ended March 31, 2023 and March 31, 2022, respectively. At March 31, 2023, $3,000,000 was outstanding on the Secured Convertible Promissory Note.

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

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended March 31, 2023, the Company had an accumulated deficit of $40,494,483 and a net loss attributable to common shareholders of $1,019,861. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

Factors Affecting Future Performance

Item 1A of our 2022 Form 10-K sets forth risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

COVID-19 and Other Macroeconomic Factors

The COVID-19 pandemic had a significant impact around the world and has created significant volatility, uncertainty, and economic disruption. It prompted governments and businesses to take unprecedented measures in response. While economies of various countries have rebounded from the global Covid-19 economic shutdown that began in the late first quarter and early second quarter of calendar year 2020, the impact of the Covid-19 pandemic continued, and continues, to varying degrees, in 2023 due to mounting inflationary cost pressures and potential recession indicators that have now negatively impacted the global economy. We continue to monitor the effects of the pandemic and macroeconomic environment and take appropriate steps to mitigate the impact on our business, employees and financial condition; however, the nature and extent of this impact in future periods remains difficult to predict due to numerous uncertainties outside our control. As such, risks and uncertainties regarding COVID-19 remain. Please refer to the section titled “Risk Factors” in Item 1A of our 2022 Form 10-K.

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

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2022 Form 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework (2013). Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of COVID-19, our workforce continued to operate primarily in a work from home environment for the quarter ended March 31, 2023 and we are monitoring our control environment with increased vigilance to ensure changes as a result of our employees working remotely are addressed and all increased risks are mitigated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such. From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1A. Risk Factors.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2022 Form 10-K, under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
4.5*	Form of Secured Convertible Promissory Note and Schedule of Substantially Identical Secured Convertible Promissory Notes

31.1*	Section 302 Certification of CEO pursuant to Rules 13a - 14(a) or Rule 15d - 14(a) under the Exchange Act

31.2*	Section 302 Certification of CFO pursuant to Rule 13a-14(a) or Rules 15d - 14(a) under the Exchange Act

32.1*	Section 906 Certification of CEO and CFO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: May 12, 2023	By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2023	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)