Form 10-Q
period 2023-06-30
Veritas Farms, Inc.
filed 2023-08-11
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 10, 2023 was 41,625,331 shares.

VERITAS FARMS, INC.

Quarterly Report on Form 10-Q for the six month period ended June 30, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words “believes,” “intends,” “expects,” “might,” “may,” “will,” “should,” “plans,” “projects,” “contemplates,” “intends,” “budgets,” “potential,” “predicts,” “estimates,” “anticipates,” “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date of this Quarterly Report on Form 10-Q or as of the date they were made or as otherwise specified herein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Investors and others should note that we use our website (https://theveritasfarms.com), as well as social media, press releases, and SEC filings, as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases and SEC filings. The contents of our websites and social media posts, however, are not incorporated by reference into this Quarterly Report on Form 10-Q. Further, our references to website URLs in this filing are intended to be inactive textual references only.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$119,915	$55,273
Inventories	1,683,455	2,242,528
Accounts receivable, net of allowance for doubtful accounts	23,263	34,445
Employee retention credit receivable	36,301	623,907
Assets held for sale	460,173	502,709
Prepaid expenses	87,745	73,428
Total current assets	2,410,852	3,532,290
Property and equipment, net of accumulated depreciation	2,701,405	2,806,790
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	184,655	264,182
Other assets	109,956	136,209

TOTAL ASSETS	$5,461,868	$6,794,471

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,228,498	$1,247,759
Accrued expenses	453,824	250,160
Accrued interest	520,871	297,453
Dividends payable	794,186	595,830
Convertible notes payable	200,000	200,000
Contract liability	453,277	422,919
Operating lease liability	128,895	150,052
Notes payable, current portion	-	3,278
Total current liabilities	3,779,551	3,167,451

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	150,000	150,000
Related party convertible notes payable, long term, net of discount	2,843,155	3,969,167
Operating lease liability, net of current portion	55,760	114,130

TOTAL LIABILITIES	6,828,466	7,400,748

COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ (DEFICIT)
Preferred stock, 20,000,000 shares authorized, 15,000,000 shares undesignated at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding, respectively, at $0.001 par value	4,000	4,000
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding, respectively, at $0.001 par value	1,000	1,000
Common stock, 800,000,000 shares authorized, 41,623,366 shares issued and 41,625,331 shares outstanding, at June 30, 2023 and December 31, 2022, respectively, at $0.001 par value respectively, at $0.001 par value	41,625	41,625
Additional paid in capital	40,601,518	38,821,720
Accumulated (deficit)	(42,014,741)	(39,474,622)

TOTAL SHAREHOLDERS’ (DEFICIT)	(1,366,598)	(606,277)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$5,461,868	$6,794,471

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$169,864	$273,932	$379,652	$694,839

Cost of goods sold	133,340	324,813	293,650	643,641
Inventory write-down	423,194	-	423,194	-
Total cost of goods sold	556,534	324,813	716,844	643,641

Gross margin/(expense)	(386,670)	(50,881)	(337,192)	51,198

Operating expenses
Selling, general and administrative	801,552	1,275,014	1,600,910	2,569,928
Total operating expenses	801,552	1,275,014	1,600,910	2,569,928

Operating (loss)	(1,188,222)	(1,325,895)	(1,938,102)	(2,518,730)

Other income/(expense)
Interest expense, related parties	(198,185)	(96,215)	(349,057)	(164,827)
Interest expense	(12,465)	(11,223)	(24,490)	(32,688)
Gain on loan forgiveness	-	812,981	-	812,981
Gain/(loss) on disposal	(21,660)	14,185	(30,114)	14,185
Total other income/(expense)	(232,310)	719,728	(403,661)	629,651
(Loss) before income taxes	(1,420,532)	(606,167)	(2,341,763)	(1,889,079)
Income tax provision	-	-	-	-
Net (loss)	(1,420,532)	(606,167)	(2,341,763)	(1,889,079)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred stock	(79,781)	(79,781)	(158,685)	(158,685)
Series B preferred stock	(19,945)	(19,945)	(39,671)	(39,671)
Total preferred stock dividends	(99,726)	(99,726)	(198,356)	(198,356)
Net (loss) attributable to common shareholders	$(1,520,258)	$(705,893)	$(2,540,119)	$(2,087,435)

Net (loss) per share
Basic	$(0.04)	$(0.02)	$(0.06)	$(0.05)
Diluted	$(0.04)	$(0.02)	$(0.06)	$(0.05)
Weighted average number of shares outstanding
Basic	41,625,331	41,625,331	41,625,331	41,625,331
Diluted	41,625,331	41,625,331	41,625,331	41,625,331

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

(unaudited)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2023

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders’
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity/(deficit)
Balances at December 31, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,821,720	$(39,474,622)	$(606,277)

Stock-based compensation							4,820		4,820

Preferred stock dividends								(98,630)	(98,630)

Net (loss)								(921,231)	(921,231)

Balances at March 31, 2023	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	38,826,540	(40,494,483)	(1,621,318)

Stock-based compensation							24,978		24,978

Beneficial conversion feature							1,750,000		1,750,000

Preferred stock dividends								(99,726)	(99,726)

Net (loss)								(1,420,532)	(1,420,532)

Balances at June 30, 2023	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$40,601,518	$(42,014,741)	$(1,366,598)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2022

	Preferred Stock
	Series A Preferred		Series B Preferred		Common Stock		Additional		Total
	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Accumulated	shareholders’
	of shares	Par value	of shares	Par value	of shares	Par value	capital	(deficit)	equity/(deficit)
Balances at December 31, 2021	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,709,374	$(33,930,714)	$4,825,285

Stock-based compensation							27,671		27,671

Preferred stock dividends								(98,630)	(98,630)

Net (loss)								(1,282,912)	(1,282,912)

Balances at March 31, 2022	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	38,737,045	(35,312,256)	3,471,414

Stock-based compensation							62,399		62,399

Preferred stock dividends								(99,726)	(99,726)

Net (loss)								(606,167)	(606,167)

Balances at June 30, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,799,444	$(36,018,149)	$2,827,920

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,341,763)	$(1,889,079)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	104,308	237,980
Stock-based compensation	29,798	90,070
Gain on loan forgiveness	-	(812,981)
Amortization of debt discount	123,988	80,238
Loss on disposal of property and equipment assets	30,114	28,076
Inventory write down	423,194	-
Changes in operating assets and liabilities
Inventories	135,879	(235,989)
Prepaid expenses	(14,317)	34,589
Accounts receivable	11,182	(232,614)
Employee retention credit receivable	587,606	-
Other assets	26,252	169,978
Contract liability	30,358	271,608
Accrued interest	223,418	80,319
Accrued expenses	203,664	(32,536)
Accounts payable	(19,261)	(58,421)
Net cash (used in) operating activities	(445,580)	(2,268,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,069)
Sale of property and equipment	13,500	28,690
Net cash provided by investing activities	13,500	23,621

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(3,278)	(72,239)
Proceeds from convertible notes payable	500,000	2,000,000
Net cash provided by financing activities	496,722	1,927,761

Net increase/(decrease) in cash and cash equivalents	64,642	(317,380)
Cash and cash equivalents at beginning of period	55,273	481,763

Cash and cash equivalents at end of period	$119,915	$164,383

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$9,973	$9,973

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and December 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the six months ending June 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

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

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Correction of Previously Issued Financial Statements

The accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2022 has been corrected for the following: an adjustment to reclassify selling, general and administrative expenses of $72,799 as a reduction of revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received.  The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole.  As a result of the correction, revenue decreased from $767,638 to $694,839 with a corresponding decrease of gross margin from $123,997 to $51,198 and selling, general and administrative expenses decreased from $2,642,727 to $2,569,928. The correction had no impact on total operating loss and net loss.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since its inception. As of and for the period ended June 30, 2023, the Company had an accumulated deficit of $42,014,741, and a net loss attributable to common shareholders of $2,540,119. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. A going concern disclosure means that there is substantial doubt that the company can continue as an ongoing business for a period of at least the next 12 months from the date the financial statements are issued. Continuation as a going concern is dependent on the ability to raise additional capital and financing until the Company can achieve a level of operational profitability, though there is no assurance of success.

To satisfy our capital requirements, the Company may seek additional financing through debt and equity financings. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of our marketing programs. If the Company is successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock or result in increased interest expense in future periods.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3: INVENTORIES, NET

Inventories consist of:

	June 30, 2023	December 31, 2022
Hemp and oil	$498,563	$568,559
Finished goods	280,178	360,331
Raw materials	904,714	1,313,638
Inventories	$1,683,455	$2,242,528

Inventory values include total inventory impairment write-downs of $423,194 to raw materials for the period ended June 30, 2023 and total inventory impairment write-downs of $802,493 which include reductions of $90,564 to finished goods and $711,929 to hemp and oil for the year ended December 31, 2022.

NOTE 4: PROPERTY AND EQUIPMENT

	June 30, 2023			December 31, 2022			Estimated
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,525,712	266,301	1,259,411	1,528,294	245,951	1,282,343	39
Greenhouse	965,388	171,121	794,267	965,388	157,630	807,758	39
Fencing and irrigation	203,793	127,498	76,295	203,793	117,579	86,214	15
Machinery and equipment	735,457	569,331	166,126	621,457	425,368	196,089	7
Furniture and fixtures	82,202	76,359	5,843	94,485	77,595	16,890	7
Computer equipment	22,038	20,701	1,337	22,038	20,503	1,535	5
Vehicles	3,400	3,400	-	56,058	38,223	17,835	5
Total	$3,936,116	$1,234,711	$2,701,405	$3,889,639	$1,082,849	$2,806,790

Total depreciation expense was $104,308 and $237,980 for the six month periods ending June 30, 2023 and June 30, 2022, respectively. Total depreciation expense was $53,929 and $117,943 for the three month periods ending June 30, 2023 and June 30, 2022, respectively.

As of December 31, 2022, there was $502,709 in assets held for sale previously classified as property and equipment with $42,536 in assets held for sale sold during the six month period ended June 30, 2023. As of June 30, 2023 there was $460,173 in assets held for sale. It is the Company’s intention to complete the sales of these assets within the twelve months following the end of the period.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following tables summarize the notes payable and convertible notes payable outstanding as of June 30, 2023.

				Ending	Non related party		Related party
	Origination	Maturity	Interest	principal		Long		Long
Description	date	date	rate	June 30, 2023	Current	term	Current	term
Economic Injury Disaster Loan	6/24/2020	6/24/2050	3.75%	150,000	-	150,000	-	-
Total				$150,000	$-	$150,000	$-	$-

					Non related party		Related party
	Origination	Maturity	Interest	Ending principal June 30,		Long		Long		Long term, Net of
Description	date	date	rate	2023	Current	term	Current	term	Discount	discount
Convertible Promissory Note Payable	3/6/2020	10/1/2022	10%	$200,000	$200,000	$-	$-	$-	$-	$-
2021 Secured Convertible Promissory Note Payable	10/12/2021	10/1/2024	10%	3,000,000	-	-	-	3,000,000	(200,595)	2,799,405
2023 Secured Convertible Promissory Note Payable	6/7/2023	10/1/2026	10%	1,750,000	-	-	-	1,750,000	(1,706,250)	43,750
Total				$4,950,000	$200,000	$-	$-	$4,750,000	$(1,906,845)	$2,843,155

Future principal payments for the next five years are as follows for the future years ended December 31:

2023	$201,602
2024	3,003,295
2025	3,420
2026	1,753,551
2027	3,686
Thereafter	134,446
Total	$5,100,000

Paycheck Protection Program

In February 2021, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company received a loan in the amount of $803,994 under the SBA Paycheck Protection Program (“2021 PPP Loan”). In April 2022, the 2021 PPP Loan principal and all accrued interest totaling $812,981 was forgiven in full.

Economic Injury Disaster Loan

In June 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of three and three quarters percent (3.75%) per annum and has a term of 30 years. The EIDL is secured by the Company’s assets. The first payment due was deferred two and a half years and came due in December 2022. The principal balance of the EIDL as of June 30, 2023 has been classified as a long-term liability in notes payable.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10% Convertible Promissory Note Payable

In March 2020, the Company received a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (“Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. On May 14, 2021, the Company paid $20,000 in accrued interest to the holder, and the Company and the investor extended the maturity date of the Convertible Note to September 6, 2021. In September 2021, the Company and the investor further extended the maturity date of the Convertible Note to October 1, 2022. From October 2, 2022 until the present the Company is in default in the payment of principal. This default does not trigger any other default events for any other notes payable.

The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of June 30, 2023 and $0 as of December 31, 2022 on the accompanying balance sheet.

10% Secured Convertible Promissory Notes Payable

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“2021 Secured Convertible Promissory Note”), which 2021 Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the 2021 Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The 2021 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2021 Secured Convertible Promissory Note. The 2021 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2021 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The 2021 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2021 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2021 Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $200,595 on the accompanying balance sheet with amortization to interest expense of $80,238 and $80,238 for the six month periods ended June 30, 2023 and June 30, 2022, respectively. At June 30, 2023, $3,000,000 was outstanding on the 2021 Secured Convertible Promissory Note.

On August 2, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On August 17, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On September 6, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 11, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On November 16, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On January 3, 2023, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On May 30, 2023, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On June 7, 2023, the Company issued a secured convertible credit line promissory note in the principal amount for up to $3,000,000 (“2023 Secured Convertible Promissory Note”), which 2023 Secured Convertible Promissory Note was issued to the Wit Trust. The 2023 Secured Convertible Promissory Note includes and evidences an aggregate of $1,750,000 of outstanding indebtedness of the Company to the Wit Trust under previously executed and delivered secured convertible promissory notes as described above. The 2023 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2023 Secured Convertible Promissory Note. The 2023 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2023 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.02 per share. The 2023 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2023 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2023 Secured Convertible Promissory Note on the earlier of (i) October 1, 2026, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $1,750,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $1,706,250 on the accompanying balance sheet with amortization to interest expense of $43,750 and $0 for the six month periods ended June 30, 2023 and June 30, 2022, respectively. At June 30, 2023, $1,750,000 was outstanding on the 2023 Secured Convertible Promissory Note.

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

The Company approved its 2023 Plan on March 31, 2023 which authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to our employees, directors and independent contractors. The 2023 Plan initially provides for the issuance of up to 40,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2023 Plan automatically increases on the first trading day of January each year for a period of nine (9) years commencing on January 2024, in an amount equal to ten percent (10%) of the total number of shares then authorized under the 2023 Plan. Awards issued under the 2023 Plan vest as determined at the time of grant by the Board of Directors or any committees appointed under the 2023 Plan. The 2023 Plan is a successor to the Company’s 2017 Plan and, accordingly, no new grants will be made under the 2017 Plan from and after the effective date of the 2023 Plan. No equity awards have been granted under the 2023 Plan as of June 30, 2023.

The Company’s outstanding stock options typically have a 10-year term. Outstanding non-qualified stock options granted to employees and independent contractors vest on a case-by-case basis. Outstanding incentive stock options issued to employees typically vest over a three-year period. The equity awards granted vest based solely upon continued employment or service with the Company. The Company’s time-based share awards typically vest in thirty three and a third percent (33.3%) increments on each of the three anniversary dates of the date of grant.

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

The aggregate fair value for all options granted for the six months ended June 30, 2023 was $0.

Total stock based compensation expense was $29,798 and $90,070 for the six month periods ending June 30, 2023 and June 30, 2022, respectively. Total stock based compensation expense was $24,978 and $62,399 for the three month periods ending June 30, 2023 and June 30, 2022, respectively.

The following table summarizes the stock option activity for the Company’s 2017 Plan:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2021	5,189,167	$0.86	7.71
Granted	1,675,000	0.04	9.34
Exercised	-	-
Forfeited/cancelled/expired	(1,404,167)	0.49
Outstanding at December 31, 2022	5,460,000	0.70	7.18
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	(200,000)	0.13
Outstanding at June 30, 2023	5,260,000	$0.72	6.63

Vested and exercisable at June 30, 2023	4,831,666	$0.78	6.45

Below are the assumptions for the fair value of share-based payments for the six month period ended June 30, 2023 and the year ended December 31, 2022.

	Stock option assumptions for the period ended
Stock option assumptions	June 30, 2023	December 31, 2022
Risk-free interest rate	5.40%	4.50%
Expected dividend yield	0.0%	0.0%
Expected volatility	244.8%	182.8%
Expected life of options (in years)	10	10

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

Total lease amortization expense was $79,527 and $79,668 for the six month periods ending June 30, 2023 and June 30, 2022, respectively. Total lease amortization expense was $39,975 and $40,069 for the three month periods ending June 30, 2023 and June 30, 2022, respectively.

As of June 30, 2023, and December 31, 2022, operating leases have no minimum rental commitments.

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

As of June 30, 2023 the Company had the following issued and outstanding securities:

●	41,625,331 shares of common stock;

●	4,000,000 shares of Series A Convertible Preferred Stock;

●	1,000,000 shares of Series B Convertible Preferred Stock;

●	2,595,270 warrants to purchase shares of our common stock;

●	5,260,000 options to purchase shares of our common stock; and

●	$4,950,000 principal amount of convertible promissory notes convertible into 148,000,000 shares of common stock.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the three and six month periods ended June 30, 2023 and June 30, 2022, respectively.

	Undeclared dividends		Undeclared dividends
	For the three months ended		For the six months ended
	June 30,		June 30,
Series of preferred stock	2023	2022	2023	2022
Series A preferred stock dividends	$79,781	$79,781	$158,685	$158,685
Series B preferred stock dividends	19,945	19,945	39,671	39,671
Total undeclared preferred stock dividends	$99,726	$99,726	$198,356	$198,356

The following table presents the cumulative undeclared dividends by class of preferred stock as of June 30, 2023 and December 31, 2022, respectively. These cumulative undeclared dividends are recorded in Dividends payable on our balance sheet as of June 30, 2023 and December 31, 2022.

	Cumulative undeclared dividends as of
Series of preferred stock	June 30, 2023	December 31, 2022
Series A preferred stock	$623,447	$464,762
Series B preferred stock	170,739	131,068
Cumulative undeclared preferred stock dividends	$794,186	$595,830

NOTE 9: CHANNEL REPORTING

The Company’s product revenue is generated primarily through two sales channels, e-commerce sales and wholesale sales. The Company believes that these categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors.

A description of the Company’s principal revenue generating activities are as follows:

●	E-commerce sales - consumer products sold through the Company’s online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

●	Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the wholesale customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

The following table represents a disaggregation of revenue by sales channel:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Wholesale revenue	$5,212	$76,256	$31,770	$242,941
E-commerce revenue	164,652	197,676	347,882	451,898
Total revenue	$169,864	$273,932	$379,652	$694,839

NOTE 10: CONCENTRATIONS

The Company had no single customer for the six months ended June 30, 2023 that accounted for more than 10% of sales. For the six months ended June 30, 2022, one customer accounted for 10% of sales.

The Company had two customers at June 30, 2023 accounting for 41% and 12% of total accounts receivable. At December 31, 2022, the Company had three customers accounting for 33%, 16% and 10% of total accounts receivable.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11: RELATED PARTY

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“2021 Secured Convertible Promissory Note”), which 2021 Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the 2021 Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The 2021 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2021 Secured Convertible Promissory Note. The 2021 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2021 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The 2021 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2021 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2021 Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $200,595 on the accompanying balance sheet with amortization to interest expense of $80,238 and $80,238 for the six month periods ended June 30, 2023 and June 30, 2022, respectively. At June 30, 2023, $3,000,000 was outstanding on the 2021 Secured Convertible Promissory Note.

On August 2, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On August 17, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On September 6, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On October 11, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On November 16, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On January 3, 2023, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 30, 2023, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On June 7, 2023, the Company issued a secured convertible credit line promissory note in the principal amount for up to $3,000,000 (“2023 Secured Convertible Promissory Note”), which 2023 Secured Convertible Promissory Note was issued to the Wit Trust. The 2023 Secured Convertible Promissory Note includes and evidences an aggregate of $1,750,000 of outstanding indebtedness of the Company to the Wit Trust under previously executed and delivered secured convertible promissory notes as described above. The 2023 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2023 Secured Convertible Promissory Note. The 2023 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2023 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.02 per share. The 2023 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2023 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2023 Secured Convertible Promissory Note on the earlier of (i) October 1, 2026, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $1,750,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $1,706,250 on the accompanying balance sheet with amortization to interest expense of $43,750 and $0 for the six month periods ended June 30, 2023 and June 30, 2022, respectively. At June 30, 2023, $1,750,000 was outstanding on the 2023 Secured Convertible Promissory Note.

For the six month period ended June 30, 2023 the Company incurred $349,057 in interest expense to related parties and $164,827 in interest expense to related parties for the six month period ended June 30, 2022. For the three month period ended June 30, 2023 the Company incurred $198,185 in interest expense to related parties and $96,215 in interest expense to related parties for the three month period ended June 30, 2022.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal Matters and Routine Proceedings

As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

The Company has an employment agreement in place with Ramon A. Pino, our Chief Financial Officer.

The employment agreement provides, among other things, for participation in employee benefits available to employees and executives. The agreement will renew for successive one-year terms unless the agreement is expressly terminated by either the employee or the Company prior to the end of the then current term as provided for in the employment agreement. Under the terms of the agreement, the Company may terminate the employee’s employment upon 30 or 60 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreement contains non-disclosure provisions, as well as non-compete clauses. The agreement contains severance provisions which entitles the employee to severance pay equal to one (1) year’s salary and benefits in the event of (i) the employee’s termination by the Company for any reason other than for cause, as described in the employment agreement, (ii) termination by the employee pursuant to a material breach of the agreement by the Company or for good reason in connection with a change of control, or (iii) non-renewal of the employment agreement by the Company.

NOTE 13: SUBSEQUENT EVENTS

On July 13, 2023 the Company received an additional $250,000 from the 2023 Secured Convertible Promissory Note.

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

Recent Developments

Management Changes

Since June 2022 as previously reported in our Current Reports on Form 8-K, there have been significant changes to our executive officers and board of directors which includes the following: (1) on June 1, 2022, Kristen High (“Ms. High”) was elected and appointed as a director on the board of directors; (2) on June 30, 2022, Dave Smith, the Company’s COO, resigned; (3) on July 25, 2022, (i) Stephen E. Johnson stepped down as Chief Executive Officer, President and a director, and (ii) Alessandro M. Annoscia (“Mr. Annoscia”) was appointed as Chief Executive Officer, President and a director on the board of directors, (4) on November 7, 2022, (i) Mr. Annoscia stepped down as Chief Executive Officer, President, and a director, and (ii) Thomas E. Vickers, chair of the board of directors was appointed interim Chief Executive Officer and interim President, and (5) on December 8, 2022, (i) Kellie Newton, Craig Fabel, and Ms. High were removed as directors on the board of directors, and (ii) Gary A. Shangold was elected and appointed as a director on the board of directors.

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

Current Economic Conditions, Challenges, and Risks

Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our revenue growth rates. We expect some or all of these factors to continue to impact our operations in 2023.

Results of Operations

The six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenues. Revenues for the six months ended June 30, 2023 decreased to $379,652, as compared to revenues of $694,839 for the six months ended June 30, 2022. The decrease reflects a significant contraction of retail sales in 2023 from 2022, primarily as a result of increased competition and decreased acceptance in big box retail leading to reduced inventory turnover. The changes in consumer behavior due to macroeconomic factors make future sales somewhat challenging to predict. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors.

Cost of goods sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the six months ended June 30, 2023 increased to $716,844 from $643,641 for the six months ended June 30, 2022. The increase in cost of sales can be attributed to the disposal of obsolete inventory during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Gross margin. We had gross expense of $337,192 for the six months ended June 30, 2023, as compared to gross margin of $51,198 for the six months ended June 30, 2022. The decrease in gross margin can be attributed to the decrease in sales in addition to the disposal of obsolete inventory during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $1,600,910 for the six months ended June 30, 2023, from $2,569,928 for the six months ended June 30, 2022. The decrease to selling, general and administrative expenses is primarily due to reductions in total salary and related expenses. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the six months ended June 30, 2023 was $373,547, as compared to $197,515 for the six months ended June 30, 2022. Interest expense increased in the six months ending June 30, 2023 compared to the six months ending June 30, 2022 due to an increase in interest bearing notes payable.

Net loss. As a result of all the foregoing, net loss for the six months ended June 30, 2023, decreased to $2,540,119 or $0.06 per share based on 41,625,331 weighted average shares outstanding, from $2,087,435 or $0.05 per share for the six months ended June 30, 2022, based on 41,625,331 weighted average shares outstanding.

The three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenues. Revenues for the three months ended June 30, 2023 decreased to $169,864, as compared to revenues of $273,932 for the three months ended June 30, 2022. The decrease reflects a significant contraction of retail sales in 2023 from 2022, primarily as a result of increased competition and decreased acceptance in big box retail leading to reduced inventory turnover. The changes in consumer behavior due to macroeconomic factors make future sales somewhat challenging to predict. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors.

Cost of goods sold. All expenses incurred to grow, process, and package the finished goods are included in our cost of goods sold. Cost of goods sold for the three months ended June 30, 2023 increased to $556,534 from $324,813 for the three months ended June 30, 2022. The increase in cost of sales can be attributed to the disposal of obsolete inventory during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Gross margin. We had gross expense of $386,670 for the three months ended June 30, 2023, as compared to gross expense of $50,881 for the three months ended June 30, 2022. The decrease in gross margin can be attributed to the decrease in sales in addition to the disposal of obsolete inventory during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $801,552 for the three months ended June 30, 2023, from $1,275,014 for the three months ended June 30, 2022. The decrease to selling, general and administrative expenses is primarily due to reductions in total salary and related expenses. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the three months ended June 30, 2023 was $210,650, as compared to $107,438 for the three months ended June 30, 2022. Interest expense increased in the three months ending June 30, 2023 compared to the three months ending June 30, 2022 due to an increase in interest bearing notes payable.

Net loss. As a result of all the foregoing, net loss for the three months ended June 30, 2023, decreased to $1,520,258 or $0.04 per share based on 41,625,331 weighted average shares outstanding, from $705,893 or $0.02 per share for the three months ended June 30, 2022, based on 41,625,331 weighted average shares outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At June 30, 2023, we had working capital deficit of $1,368,699.

Cash increased to $119,915 at June 30, 2023 from $55,273 at December 31, 2022. The increase was primarily due to collections of our employee retention credit receivable.

As of June 30, 2023, total assets were $5,461,868 as compared to $6,794,471 at December 31, 2022. The decrease in assets is primarily due to collections of our employee retention credit receivable.

Total current liabilities as of June 30, 2023 were $3,779,551, as compared to $3,167,451 at December 31, 2022. The increase was mainly due to increases in accrued interest, dividends payable and accrued expenses.

Net cash used in operating activities was $445,580 for the six months ended June 30, 2023, as compared to net cash used in operating activities of $2,268,762 for the six months ended June 30, 2022. The decrease is largely attributable to collections of our employee retention credit receivable.

Net cash provided by investing activities was $13,500 for the six months ended June 30, 2023 as compared to net cash provided by investing activities of $23,621 for the six months ended June 30, 2022, reflecting a decrease in capital income in 2023.

Net cash provided by financing activities was $496,722 for the six months ended June 30, 2023 as compared to $1,927,761 for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2023 included net proceeds of $500,000 from convertible note payables received from the Wit Trust. Net cash provided by financing activities for the six months ended June 30, 2022 included net proceeds of $2,000,000 from convertible note payables received from the Wit Trust

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2023:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years	3+ Years
Promissory notes(1)	$150,000	$3,233		$3,357		$3,485	$139,925
Convertible notes(1)	4,950,000	200,000	(2)	3,000,000	(3)	-	1,750,000	(4)
Operating lease obligations(5)	184,655	128,895		55,760		-	-
Total	$5,284,655	$332,128		$3,059,117		$3,485	$1,889,925

(1)	Amounts do not include interest to be paid.
(2)	Includes $200,000 of 10% convertible notes payable that matured in October 2022.
(3)	Includes $3,000,000 of 10% convertible notes payable that mature in October 2024.
(4)	Includes $1,750,000 of 10% convertible notes payable that mature in October 2026.
(5)	Includes office lease obligations for our executive office in Florida and our warehouse facilities in Colorado.

Sources of Liquidity and Capital Resources; Debt Obligations

Our primary sources of capital to develop and implement our business plan and expand our operations have been the proceeds from private offerings of our debt and equity securities and notes payable.

In March 2020, the Company received a $200,000 loan from a single investor, evidenced by a one-year convertible promissory note (“Convertible Note”). The Convertible Note bears interest at the rate of ten percent (10%) per annum, which accrues and is payable together with principal at maturity. Principal and accrued interest under the Convertible Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization transactions. On May 14, 2021, the Company paid $20,000 in accrued interest to the holder, and the Company and the investor extended the maturity date of the Convertible Note to September 6, 2021. In September 2021, the Company and the investor further extended the maturity date of the Convertible Note to October 1, 2022. From October 2, 2022 until the present we are in default in the payment of principal. This default does not trigger any other default events for any other notes payable.

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“2021 Secured Convertible Promissory Note”), which 2021 Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the 2021 Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The 2021 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2021 Secured Convertible Promissory Note. The 2021 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2021 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The 2021 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2021 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2021 Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $200,595 on the accompanying balance sheet with amortization to interest expense of $80,238 and $80,238 for the six month periods ended June 30, 2023 and June 30, 2022, respectively. At June 30, 2023, $3,000,000 was outstanding on the 2021 Secured Convertible Promissory Note.

On August 2, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On August 17, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On September 6, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On October 11, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On November 16, 2022, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On January 3, 2023, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On May 30, 2023, the Company issued a secured convertible promissory note in the principal amount of $250,000 to the Wit Trust in exchange for $250,000. The note carried an interest rate of ten percent (10%) per annum and had a maturity date of October 1, 2024. On June 7, 2023 the secured convertible promissory note was amended, replaced and superseded in its entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

On June 7, 2023, the Company issued a secured convertible credit line promissory note in the principal amount for up to $3,000,000 (“2023 Secured Convertible Promissory Note”), which 2023 Secured Convertible Promissory Note was issued to the Wit Trust. The 2023 Secured Convertible Promissory Note includes and evidences an aggregate of $1,750,000 of outstanding indebtedness of the Company to the Wit Trust under previously executed and delivered secured convertible promissory notes as described above. The 2023 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2023 Secured Convertible Promissory Note. The 2023 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2023 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.02 per share. The 2023 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2023 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2023 Secured Convertible Promissory Note on the earlier of (i) October 1, 2026, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $1,750,000 relating to this note which is being amortized over the life of the note, using the using the effective interest method. The note is presented net of a discount of $1,706,250 on the accompanying balance sheet with amortization to interest expense of $43,750 and $0 for the six month periods ended June 30, 2023 and June 30, 2022, respectively. At June 30, 2023, $1,750,000 was outstanding on the 2023 Secured Convertible Promissory Note.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended June 30, 2023, the Company had an accumulated deficit of $42,014,741 and a net loss attributable to common shareholders of $2,540,119. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework (2013). Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the COVID-19 pandemic that commenced in early spring of 2020, our workforce continued to operate primarily in a work from home environment for the quarter ended June 30, 2023 and we are monitoring our control environment with increased vigilance to ensure changes as a result of our employees working remotely are addressed and all increased risks are mitigated.

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

VERITAS FARMS, INC.

Dated: August 11, 2023	By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Interim Chief Executive Officer and interim President
(Principal Executive Officer)

Dated: August 11, 2023	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)