Form 10-Q
period 2023-09-30
Veritas Farms, Inc.
filed 2023-11-15
CIK 1669400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 13, 2023 was 163,879,870 shares.

VERITAS FARMS, INC.

Quarterly Report on Form 10-Q for the nine month period ended September 30, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words “believes,” “intends,” “expects,” “might,” “may,” “will,” “should,” “plans,” “projects,” “contemplates,” “intends,” “budgets,” “potential,” “predicts,” “estimates,” “anticipates,” “future,” “goal” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

Investors and others should note that we use our website (https://theveritasfarms.com), as well as social media, press releases and SEC filings, as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases and SEC filings. The contents of our website and social media posts, however, are not incorporated by reference into this Quarterly Report on Form 10-Q. Further, our references to website URLs in this filing are intended to be inactive textual references only.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$58,787	$55,273
Inventories	2,291,108	2,242,528
Accounts receivable, net of allowance for doubtful accounts	28,047	34,445
Employee retention credit receivable	36,301	623,907
Assets held for sale	456,636	502,709
Prepaid expenses	41,983	73,428
Total current assets	2,912,862	3,532,290
Property and equipment, net of accumulated depreciation	2,701,873	2,806,790
Goodwill	2,548,652	-
Intangible assets, net of accumulated amortization	55,000	55,000
Right of use assets, net of accumulated amortization	-	264,182
Other assets	100,776	136,209

TOTAL ASSETS	$8,319,163	$6,794,471

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,651,823	$1,247,759
Accrued expenses	513,752	250,160
Accrued interest	649,205	297,453
Dividends payable	895,008	595,830
Convertible notes payable	200,000	200,000
Contract liability	460,550	422,919
Operating lease liability	-	150,052
Notes payable, current portion	97,213	3,278
Total current liabilities	4,467,551	3,167,451

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	150,000	150,000
Related party convertible notes payable, long term, net of discount	3,494,150	3,969,167
Operating lease liability, net of current portion	-	114,130

TOTAL LIABILITIES	8,111,701	7,400,748

COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred stock, 20,000,000 shares authorized, 15,000,000 shares undesignated at $0.001 par value
Series A convertible preferred stock, 4,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding, respectively, at $0.001 par value	4,000	4,000
Series B convertible preferred stock, 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding, respectively, at $0.001 par value	1,000	1,000
Common stock, 800,000,000 shares authorized, 163,877,905 shares issued and 163,879,870 shares outstanding at September 30, 2023, and 41,623,366 shares issued and 41,625,331 shares outstanding at December 31, 2022, at $0.001 par value	163,880	41,625
Additional paid in capital	43,288,966	38,821,720
Accumulated (deficit)	(43,250,384)	(39,474,622)
TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	207,462	(606,277)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$8,319,163	$6,794,471

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$235,941	$100,205	$615,593	$795,044

Cost of goods sold	183,220	363,975	476,870	1,007,616
Inventory write-down	-	-	423,194	-
Total cost of goods sold	183,220	363,975	900,064	1,007,616

Gross margin/(expense)	52,721	(263,770)	(284,471)	(212,572)

Operating expenses
Selling, general and administrative	892,458	560,038	2,493,368	3,129,966
Total operating expenses	892,458	560,038	2,493,368	3,129,966

Operating (loss)	(839,737)	(823,808)	(2,777,839)	(3,342,538)

Other income/(expense)
Interest expense, related parties	(317,604)	(123,955)	(666,661)	(288,782)
Interest expense	(36,249)	(10,614)	(60,739)	(43,302)
Gain on loan forgiveness	-	-	-	812,981
Gain/(loss) on disposal	58,769	(20,855)	28,655	(6,670)
Total other income/(expense)	(295,084)	(155,424)	(698,745)	474,227
(Loss) before income taxes	(1,134,821)	(979,232)	(3,476,584)	(2,868,311)
Income tax provision	-	-	-	-
Net (loss)	(1,134,821)	(979,232)	(3,476,584)	(2,868,311)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred stock	(80,657)	(80,657)	(239,342)	(239,342)
Series B preferred stock	(20,165)	(20,165)	(59,836)	(59,836)
Total preferred stock dividends	(100,822)	(100,822)	(299,178)	(299,178)
Net (loss) attributable to common shareholders	$(1,235,643)	$(1,080,054)	$(3,775,762)	$(3,167,489)

Net (loss) per share
Basic	$(0.01)	$(0.02)	$(0.06)	$(0.07)
Diluted	$(0.01)	$(0.02)	$(0.06)	$(0.07)
Weighted average number of shares outstanding
Basic	89,464,064	41,625,331	57,746,809	41,625,331
Diluted	89,464,064	41,625,331	57,746,809	41,625,331

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

(unaudited)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2023

	Preferred Stock				Common Stock
	Series A Preferred		Series B Preferred				Additional		Total
	Number of	$0.001	Number of	$0.001	Number of	$0.001	paid in	Accumulated	shareholders’
	shares	Par value	shares	Par value	shares	Par value	capital	(deficit)	equity/(deficit)
Balances at December 31, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,821,720	$(39,474,622)	$(606,277)
Stock-based compensation							4,820		4,820
Preferred stock dividends								(98,630)	(98,630)
Net (loss)								(921,231)	(921,231)
Balances at March 31, 2023	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	38,826,540	(40,494,483)	(1,621,318)
Stock-based compensation							24,978		24,978
Beneficial conversion feature							1,750,000		1,750,000
Preferred stock dividends								(99,726)	(99,726)
Net (loss)								(1,420,532)	(1,420,532)
Balances at June 30, 2023	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	40,601,518	(42,014,741)	(1,366,598)
Stock-based compensation					18,683,939	18,684	17,824		36,508
Beneficial conversion feature							287,500		287,500
Issuance of common stock for purchase of Asystem assets					103,570,600	103,571	2,382,124		2,485,695
Preferred stock dividends								(100,822)	(100,822)
Net (loss)								(1,134,821)	(1,134,821)
Balances at September 30, 2023	4,000,000	$4,000	1,000,000	$1,000	163,879,870	$163,880	$43,288,966	$(43,250,384)	$207,462

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2022

	Preferred Stock				Common Stock
	Series A Preferred		Series B Preferred				Additional		Total
	Number of	$0.001	Number of	$0.001	Number of	$0.001	paid in	Accumulated	shareholders’
	shares	Par value	shares	Par value	shares	Par value	capital	(deficit)	equity/(deficit)
Balances at December 31, 2021	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,709,374	$(33,930,714)	$4,825,285
Stock-based compensation							27,671		27,671
Preferred stock dividends								(98,630)	(98,630)
Net (loss)								(1,282,912)	(1,282,912)
Balances at March 31, 2022	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	38,737,045	(35,312,256)	3,471,414
Stock-based compensation							62,399		62,399
Preferred stock dividends								(99,726)	(99,726)
Net (loss)								(606,167)	(606,167)
Balances at June 30, 2022	4,000,000	4,000	1,000,000	1,000	41,625,331	41,625	38,799,444	(36,018,149)	2,827,920
Stock-based compensation							13,832		13,832
Preferred stock dividends								(100,822)	(100,822)
Net (loss)								(979,232)	(979,232)
Balances at September 30, 2022	4,000,000	$4,000	1,000,000	$1,000	41,625,331	$41,625	$38,813,276	$(37,098,203)	$1,761,698

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERITAS FARMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,476,584)	$(2,868,311)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	152,372	351,726
Stock-based compensation	66,306	103,902
Gain on loan forgiveness	-	(812,981)
Amortization of debt discount	312,483	120,357
Gain/(loss) on disposal of property and equipment assets	(25,771)	71,294
Inventory write down	423,194	-
Net change in operating lease assets and liabilities	-	(2,488)
Changes in operating assets and liabilities
Inventories	128,934	(297,539)
Prepaid expenses	31,445	134,885
Accounts receivable	6,398	(54,513)
Employee retention credit receivable	587,606	(623,907)
Other assets	35,432	169,978
Contract liability	37,631	408,058
Accrued interest	351,751	164,679
Accrued expenses	263,592	(3,758)
Accounts payable	60,632	(158,528)
Net cash (used in) operating activities	(1,044,579)	(3,297,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,069)
Sale of property and equipment	78,053	28,690
Net cash provided by investing activities	78,053	23,621

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(29,960)	(83,489)
Proceeds from convertible notes payable	1,000,000	3,000,000
Net cash provided by financing activities	970,040	2,916,511

Net increase/(decrease) in cash and cash equivalents	3,514	(357,014)
Cash and cash equivalents at beginning of period	55,273	481,763
Cash and cash equivalents at end of period	$58,787	$124,749

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$17,064	$15,907

Non-cash transactions:
Common stock issued for the acquisition of Asystem assets	$2,485,695	$-

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

Recent Developments

On August 25, 2023, the Company acquired substantially all of the assets and business (the “Acquired Assets”) of Asystem Inc. (“Asystem”), a Delaware corporation. The Acquired Assets include all of Asystem’s rights in its science-forward supplement brand. The Acquired Assets were acquired by us under an Asset Transfer Agreement, dated August 25, 2023, between the Company, Asystem, Oliver Walsh (“Mr. Walsh”) and Henry Simonds (“Mr. Simonds”) (the “Asset Transfer Agreement”). Pursuant to the Asset Transfer Agreement, the Company acquired all of Asystem’s customer lists, customers, name, trademarks, internet domains and other things necessary to carry on the business of Asystem. Acquisition expenses were approximately $48,000 and were included in SG&A expenses. The results of operations of the Acquired Assets have been included in the consolidated results of the Company from the date of acquisition.

The consideration for the Acquired Assets consisted of the issuance of 103,570,600 shares of our common stock, valued at $2,485,695 based on our common stock fair value on the date of acquisition, which were distributed to Asystem shareholders, and the assumption of certain liabilities of Asystem. The assumed liabilities included the assumption by the Company of notes payable by Asystem with an aggregate outstanding notes payable balance of $250,000 that are payable to the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is the sole trustee (“Wit Trust”). The notes carry an interest rate of ten percent (10%) per annum and have a maturity date of April 1, 2024. On August 28, 2023 the notes were amended, replaced and superseded in their entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below.

Assets and liabilities of all acquired companies are recorded at their estimated fair values at the dates of acquisition. Goodwill represents the potential new customers and future cash flows after the acquisition.

The following table summarizes the consideration paid and the fair value of assets acquired and liabilities assumed:

Inventories	$600,709
Property and equipment, net of accumulated depreciation	53,663
Goodwill	2,548,652
Total assets acquired	3,203,024

Accounts payable	343,433
Notes payable, current portion	123,896
Related party convertible notes payable, current portion	250,000
Total liabilities assumed	717,329

Total purchase price	$2,485,695

Veritas Farms, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

(Unaudited)

The summary below presents pro forma unaudited consolidated results of operations for the nine months ended September 30, 2023 and 2022 as if the acquisition of Acquired Assets occurred on January 1, 2022. The pro forma unaudited consolidated results are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	For the nine months ended
	September 30,
	2023	2022
Revenues	$1,164,633	$2,903,412
Operating (loss)	$(2,907,280)	$(5,408,946)
Net (loss)	$(3,630,450)	$(4,934,719)

Net (loss) per share
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Weighted average number of shares outstanding
Basic	147,659,747	145,195,931
Diluted	147,659,747	145,195,931

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and December 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ending September 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

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

Correction of Previously Issued Financial Statements

The accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022 has been corrected for the following: an adjustment to reclassify selling, general and administrative expenses of $153,002 as a reduction of revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received.  The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole.  As a result of the correction, revenue decreased from $948,046 to $795,044 with a corresponding decrease of gross expense from $59,570 to $212,572 and selling, general and administrative expenses decreased from $3,282,968 to $3,129,966. The correction had no impact on total operating loss and net loss.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since its inception. As of and for the period ended September 30, 2023, the Company had an accumulated deficit of $43,250,384, and a net loss attributable to common shareholders of $3,775,762. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. A going concern disclosure means that there is substantial doubt that the company can continue as an ongoing business for a period of at least the next 12 months from the date the financial statements are issued. Continuation as a going concern is dependent on the ability to raise additional capital and financing until the Company can achieve a level of operational profitability, though there is no assurance of success.

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

NOTE 3: INVENTORIES, NET

Inventories consist of:

	September 30, 2023	December 31, 2022
Hemp and oil	$490,151	$568,559
Finished goods	496,933	360,331
Raw materials	1,304,024	1,313,638
Inventories	$2,291,108	$2,242,528

Inventory values include total inventory impairment write-downs of $423,194 to raw materials for the period ended September 30, 2023 and total inventory impairment write-downs of $802,493 which include reductions of $90,564 to finished goods and $711,929 to hemp and oil for the year ended December 31, 2022.

NOTE 4: PROPERTY AND EQUIPMENT

	September 30, 2023			December 31, 2022			Estimated
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	useful life (years)
Land and land improvements	$398,126	$-	$398,126	$398,126	$-	$398,126	-
Buildings and improvements	1,525,712	276,508	1,249,204	1,528,294	245,951	1,282,343	39
Greenhouse	965,388	177,342	788,046	965,388	157,630	807,758	39
Fencing and irrigation	203,793	131,835	71,958	203,793	117,579	86,214	15
Machinery and equipment	714,248	577,536	136,712	621,457	425,368	196,089	7
Furniture and fixtures	123,442	78,324	45,118	94,485	77,595	16,890	7
Computer equipment	34,461	21,752	12,709	22,038	20,503	1,535	5
Vehicles	3,400	3,400	-	56,058	38,223	17,835	5
Total	$3,968,570	$1,266,697	$2,701,873	$3,889,639	$1,082,849	$2,806,790

Total depreciation expense was $152,372 and $351,726 for the nine month periods ending September 30, 2023 and September 30, 2022, respectively. Total depreciation expense was $48,064 and $113,746 for the three month periods ending September 30, 2023 and September 30, 2022, respectively.

As of December 31, 2022, there was $502,709 in assets held for sale previously classified as property and equipment with $46,073 in assets held for sale sold during the nine month period ended September 30, 2023. As of September 30, 2023 there was $456,636 in assets held for sale. It is the Company’s intention to complete the sales of these assets within the twelve months following the end of the period.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5: NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following tables summarize the notes payable and convertible notes payable outstanding as of September 30, 2023.

				Ending	Non related party		Related party
				principal
Description	Origination date	Maturity date	Interest rate	September 30, 2023	Current	Long term	Current	Long term
Economic Injury Disaster Loan	6/24/2020	6/24/2050	3.75%	$150,000	$-	$150,000	$-	$-
Growth Line of Credit	8/25/2023	10/21/2024	15.00%	97,213	97,213	-	-	-
Total				$247,213	$97,213	$150,000	$-	$-

					Non related party		Related party
	Origination	Maturity	Interest	Ending principal September 30,		Long		Long		Long term, net of
Description	date	date	rate	2023	Current	term	Current	term	Discount	discount
Convertible Promissory Note Payable	3/6/2020	10/1/2022	10%	$200,000	$200,000	$-	$-	$-	$-	$-
2021 Secured Convertible Promissory Note Payable	10/12/2021	10/1/2024	10%	3,000,000	-	-	-	3,000,000	(160,476)	2,839,524
2023 Secured Convertible Promissory Note Payable	6/7/2023	10/1/2026	10%	2,500,000	-	-	-	2,500,000	(1,845,374)	654,626
Total				$5,700,000	$200,000	$-	$-	$5,500,000	$(2,005,850)	$3,494,150

Future principal payments for the next five years are as follows for the future years ended December 31:

2023	$298,018
2024	3,003,295
2025	3,420
2026	2,503,551
2027	3,686
Thereafter	135,243
Total	$5,947,213

Paycheck Protection Program

In February 2021, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act, the Company received a loan in the amount of $803,994 under the Small Business Administration (“SBA”) Paycheck Protection Program (“2021 PPP Loan”). In April 2022, the 2021 PPP Loan principal and all accrued interest totaling $812,981 was forgiven in full.

Economic Injury Disaster Loan

In June 2020, the Company received a loan in the amount of $150,000 from the SBA as an Economic Injury Disaster Loan (“EIDL”). The EIDL accrues interest at the rate of three and three quarters percent (3.75%) per annum and has a term of 30 years. The EIDL is secured by the Company’s assets. The first payment due was deferred two and a half years and came due in December 2022. The principal balance of the EIDL as of September 30, 2023 has been classified as a long-term liability in notes payable.

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

The Company determined that there was a beneficial conversion feature of $95,000 relating to the Convertible Note which was amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $0 as of September 30, 2023 and $0 as of December 31, 2022 on the accompanying balance sheet.

10% Secured Convertible Promissory Notes Payable

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“2021 Secured Convertible Promissory Note”), which 2021 Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the 2021 Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The 2021 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2021 Secured Convertible Promissory Note. The 2021 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2021 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The 2021 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2021 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2021 Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $160,476 on the accompanying balance sheet with amortization to interest expense of $120,357 and $120,357 for the nine month periods ended September 30, 2023 and September 30, 2022, respectively. At September 30, 2023, $3,000,000 was outstanding on the 2021 Secured Convertible Promissory Note.

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

On June 7, 2023, the Company issued a secured convertible credit line promissory note in the principal amount for up to $3,000,000 (“2023 Secured Convertible Promissory Note”), which 2023 Secured Convertible Promissory Note was issued to the Wit Trust. The 2023 Secured Convertible Promissory Note includes and evidences an aggregate of $1,750,000 of outstanding indebtedness of the Company to the Wit Trust under previously executed and delivered secured convertible promissory notes as described above. The 2023 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2023 Secured Convertible Promissory Note. The 2023 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2023 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.02 per share. The 2023 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2023 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2023 Secured Convertible Promissory Note on the earlier of (i) October 1, 2026, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $2,037,500 relating to this note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $1,845,374 on the accompanying balance sheet with amortization to interest expense of $192,126 and $0 for the nine month periods ended September 30, 2023 and September 30, 2022, respectively. At September 30, 2023, $2,500,000 was outstanding on the 2023 Secured Convertible Promissory Note.

On August 25, 2023, the Company assumed an aggregate outstanding notes payable balance of $250,000 that is payable to the Wit Trust as part of the consideration for the Acquired Assets from Asystem. The notes carry an interest rate of ten percent (10%) per annum and have a maturity date of April 1, 2024. On August 28, 2023 the notes were amended, replaced and superseded in their entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described above.

Growth Line of Credit

On August 25, 2023, the Company assumed an aggregate outstanding note payable balance of $123,896 as part of the consideration for the Acquired Assets from Asystem. The note carries an interest rate of fifteen percent (15%) per annum and has a maturity date of October 21, 2024. At September 30, 2023, $97,213 was outstanding on the Growth Line of Credit.

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

On December 8, 2022, the Company granted one non-employee director with an annual grant of stock options under the 2017 Plan to purchase 100,000 shares of common stock, at a per share exercise price of $0.019 with a term of ten (10) years, with 25% of the options vesting every ninety (90) days following the grant date subject to the director’s continuous service to the Company.

On August 25, 2023, the Company issued an aggregate 18,683,939 shares of restricted stock to various employees, directors and independent contractors under the 2023 Plan including 500,000 shares of restricted stock to Thomas E. Vickers, Kuno D. van der Post and Gary A. Shangold, respectively, 500,000 shares of restricted stock to Thomas J. Krogh, our Chief Operating Officer, 500,000 shares of restricted stock to Marisa Cifre, our Chief Revenue Officer, 4,233,485 shares of restricted stock to Mr. Simonds in connection with the Asystem Asset Transfer Agreement for consulting services, and 11,950,454 shares of restricted stock to Mr. Walsh in connection with the Asystem Asset Transfer Agreement for consulting services. The restrictions on restricted shares granted to employees generally lapse in three equal annual installments on the anniversary of the date of grant. Any unvested stock options or restricted shares with restrictions that have not lapsed that are granted under the 2023 Plan are forfeited and expire upon termination of employment or service to the Company.

The aggregate fair value for all options granted for the nine months ended September 30, 2023 was $0.

The aggregate fair value for all restricted stock granted for the nine months ended September 30, 2023 was $448,415.

Total stock based compensation expense was $66,306 and $103,902 for the nine month periods ending September 30, 2023 and September 30, 2022, respectively. Total stock based compensation expense was $36,508 and $13,832 for the three month periods ending September 30, 2023 and September 30, 2022, respectively.

The following table summarizes the stock option activity for the Company’s 2017 Plan:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)

Outstanding at December 31, 2021	5,189,167	$0.86	7.71
Granted	1,675,000	0.04	9.34
Exercised	-	-
Forfeited/cancelled/expired	(1,404,167)	0.49
Outstanding at December 31, 2022	5,460,000	0.70	7.18
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	(1,450,000)	0.91
Outstanding at September 30, 2023	4,010,000	$0.62	6.72

Vested and exercisable at September 30, 2023	3,606,666	$0.68	6.55

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Below are the assumptions for the fair value of share-based payments for the nine month period ended September 30, 2023 and the year ended December 31, 2022.

	Stock option assumptions for the period ended
Stock option assumptions	September 30, 2023	December 31, 2022
Risk-free interest rate	5.46%	4.50%
Expected dividend yield	0.0%	0.0%
Expected volatility	256.5%	182.8%
Expected life of options (in years)	10	10

NOTE 7: LEASES

On February 11, 2021, the Company entered into a three year lease with Cheyenne Avenue Holdings, LLC for warehouse and distribution facilities. The lease contains annual escalators. The Company analyzed the classification of the lease under ASC 842, Leases (“ASC 842”) and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use (“ROU”) asset and lease liability values at inception by calculating the present value of all future lease payments for the lease term, using an incremental borrowing rate of five percent (5%). The ROU asset value was $160,476 and the liability was $160,476. On July 14, 2023 the lease was terminated upon which the remaining lease liability expense was accelerated and recognized and all remaining lease liability payments were reclassified to Accounts Payable.

On September 8, 2021, the Company entered into a thirty nine month lease with 1815 Building Company, for the lease of the Company’s principal executive offices in Dania Beach, Florida. The lease contains annual escalators and charges Florida sales tax. The lease commenced into effect on October 12, 2021 and has an expiration date of January 31, 2025. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the ROU asset and lease liability values at inception by calculating the present value of all future lease payments for the lease term, using an incremental borrowing rate of five percent (5%). The ROU asset value was $298,364 and the liability was $298,364. On August 7, 2023 the lease was terminated upon which the remaining lease liability expense was accelerated and recognized and all remaining lease liability payments were reclassified to Accounts Payable.

Total lease amortization expense was $264,182 and $116,752 for the nine month periods ending September 30, 2023 and September 30, 2022, respectively. Total lease amortization expense was $184,655 and $37,084 for the three month periods ending September 30, 2023 and September 30, 2022, respectively.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 8: SHAREHOLDERS’ EQUITY/(DEFICIT)

Our authorized capital stock consists of 800,000,000 shares of common stock, $0.001 par value per share and 20,000,000 shares of preferred stock, par value $0.001 per share, of which 4,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock and 1,000,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock.

As of September 30, 2023 the Company had the following issued and outstanding securities:

●	163,879,870 shares of common stock;

●	4,000,000 shares of Series A Convertible Preferred Stock;

●	1,000,000 shares of Series B Convertible Preferred Stock;

●	2,595,270 warrants to purchase shares of our common stock;

●	4,010,000 options to purchase shares of our common stock; and

●	$5,700,000 principal amount of convertible promissory notes convertible into 185,500,000 shares of common stock.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series A Convertible Preferred Stock

The Series A Preferred Shares have a stated value of $1.00 per share. Each Series A Preferred Share is convertible into the Company’s common stock at the option of the holder thereof at a conversion rate of $0.05 per share of common stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, other recapitalizations and similar events, as well as in the event of issuance by the Company of shares of common stock or securities exercisable for, convertible into or exchangeable for common stock at an effective price per share less than the conversion rate then in effect (other than certain customary exceptions). In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, the Series A Preferred Shares rank (a) junior to the Company’s Series B Preferred Shares; and (b) senior to (i) the Company’s common stock and (c) any other class or series of stock (including other series of Preferred Stock) of the Company (collectively, “Junior Stock”). From and after the date of the issuance of Series A Preferred Shares, dividends at the rate per annum of eight percent (8%), compounded annually, accrue daily on the stated value (“Series A Accruing Dividends”). Series A Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative; provided, however, such Series A Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Series A Accruing Dividends except as set forth herein. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on (a) shares of Series B Preferred Shares; and (b) common stock payable in shares of common stock) unless (in addition to the obtaining of any consents required elsewhere in the Articles of Incorporation) the holders of the Series A Preferred Shares then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred Share in an amount at least equal to the sum of (a) the amount of the aggregate Series A Accruing Dividends then accrued on such Series A Preferred Shares and not previously paid; and (b) (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per Series A Preferred Share as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock; and (B) the number of shares of common stock issuable upon conversion of a Series A Preferred Share, in each case calculated on the record date for determination of holders entitled to receive such dividend; or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per Series A Preferred Share determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series); and (B) multiplying such fraction by an amount equal to the stated value of the Series A Preferred Shares; provided, that if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A Preferred Shares shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series A Preferred Share dividend. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any deemed liquidation event, (collectively, a “Liquidation Event”), the holders of Series A Preferred Shares shall be entitled to receive, after payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the stated value of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares, but prior and in preference to any distribution of any of the assets of the Company to the holders of Junior Stock by reason of their ownership thereof, an aggregate amount per share equal to the stated value of the Series A Preferred Shares and the accrued but unpaid dividends thereon. After the payment to all holders of Series B Preferred Shares of a liquidation preference equal to the aggregate amount of one hundred fifty percent (150%) of the stated value of the Series B Preferred Shares and the amount of the accrued but unpaid dividends on the Series B Preferred Shares and to all holders of the Series A Preferred Shares the full liquidation preference hereunder, the remaining assets of the Company available for distribution to its shareholders shall be distributed among the holders of the shares of Series B Preferred Shares and Junior Stock, pro rata, on an “as converted basis,” determined immediately prior to such Liquidation Event, and the Series A Preferred Shares shall not be entitled to participate in such distribution of the remaining assets of the Company. The Series A Preferred Shares shall vote together with holders of Series B Preferred Shares and holders of common stock as a single class on all matters brought to a vote of shareholders. Each Series A Preferred Share shall entitle the holder thereof to such number of votes as equal the number of shares of common stock then issuable upon conversion of the Series A Preferred Share. The Series A Preferred Shares also contain protective provisions which provide that the Company shall not undertake certain transactions without the prior approval of the holder(s) of a majority of the Series A Preferred Shares.

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

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Stock Dividends

The following table presents undeclared preferred stock dividends for the three and nine month periods ended September 30, 2023 and September 30, 2022, respectively.

	Undeclared dividends		Undeclared dividends
	For the three months ended		For the nine months ended
	September 30,		September 30,
Series of preferred stock	2023	2022	2023	2022
Series A preferred stock dividends	$80,658	$80,658	$239,342	$239,342
Series B preferred stock dividends	20,164	20,164	59,836	59,836
Total undeclared preferred stock dividends	$100,822	$100,822	$299,178	$299,178

The following table presents the cumulative undeclared dividends by class of preferred stock as of September 30, 2023 and December 31, 2022, respectively. These cumulative undeclared dividends are recorded in Dividends payable on our balance sheet as of September 30, 2023 and December 31, 2022.

	Cumulative undeclared dividends as of
Series of preferred stock	September 30, 2023	December 31, 2022
Series A preferred stock	$704,104	$464,762
Series B preferred stock	190,904	131,068
Cumulative undeclared preferred stock dividends	$895,008	$595,830

NOTE 9: CHANNEL REPORTING

The Company’s product revenue is generated primarily through two sales channels, e-commerce sales and wholesale sales. The Company believes that these categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors.

A description of the Company’s principal revenue generating activities are as follows:

●	E-commerce sales - consumer products sold through the Company’s online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

●	Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the wholesale customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

The following table represents a disaggregation of revenue by sales channel:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Wholesale revenue	$26,271	$(74,970)	$58,040	$167,971
E-commerce revenue	209,670	175,175	557,553	627,073
Total revenue	$235,941	$100,205	$615,593	$795,044

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10: CONCENTRATIONS

The Company had no single customer for the nine months ended September 30, 2023 that accounted for more than 10% of sales. For the nine months ended September 30, 2022, no single customer accounted for more than 10% of sales.

The Company had two customers at September 30, 2023 accounting for 37% and 11% of total accounts receivable. At December 31, 2022, the Company had three customers accounting for 33%, 16% and 10% of total accounts receivable.

NOTE 11: RELATED PARTY

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“2021 Secured Convertible Promissory Note”), which 2021 Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the 2021 Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The 2021 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2021 Secured Convertible Promissory Note. The 2021 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2021 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The 2021 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2021 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2021 Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $160,476 on the accompanying balance sheet with amortization to interest expense of $120,357 and $120,357 for the nine month periods ended September 30, 2023 and September 30, 2022, respectively. At September 30, 2023, $3,000,000 was outstanding on the 2021 Secured Convertible Promissory Note.

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

On June 7, 2023, the Company issued a secured convertible credit line promissory note in the principal amount for up to $3,000,000 (“2023 Secured Convertible Promissory Note”), which 2023 Secured Convertible Promissory Note was issued to the Wit Trust. The 2023 Secured Convertible Promissory Note includes and evidences an aggregate of $1,750,000 of outstanding indebtedness of the Company to the Wit Trust under previously executed and delivered secured convertible promissory notes as described above. The 2023 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2023 Secured Convertible Promissory Note. The 2023 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2023 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.02 per share. The 2023 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2023 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2023 Secured Convertible Promissory Note on the earlier of (i) October 1, 2026, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $2,037,500 relating to this note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $1,845,374 on the accompanying balance sheet with amortization to interest expense of $192,126 and $0 for the nine month periods ended September 30, 2023 and September 30, 2022, respectively. At September 30, 2023, $2,500,000 was outstanding on the 2023 Secured Convertible Promissory Note.

On August 25, 2023, the Company assumed an aggregate outstanding notes payable balance of $250,000 that is payable to the Wit Trust as part of the consideration for the Acquired Assets from Asystem. The notes carry an interest rate of ten percent (10%) per annum and have a maturity date of April 1, 2024. On August 28, 2023 the notes were amended, replaced and superseded in their entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described above.

For the nine month period ended September 30, 2023 the Company incurred $666,661 in interest expense to related parties and $288,782 in interest expense to related parties for the nine month period ended September 30, 2022. For the three month period ended September 30, 2023 the Company incurred $317,604 in interest expense to related parties and $123,955 in interest expense to related parties for the three month period ended September 30, 2022.

On August 25, 2023, the Company entered into a consulting agreement with Mr. Simonds, a director of the Company effective August 25, 2023. The consulting agreement is for an initial term of one year commencing on the date of the consulting agreement, pursuant to which Mr. Simonds will receive $4,167 monthly for his service, and received an award of 4,233,485 shares of restricted stock pursuant to the terms and conditions of the Veritas Farms, Inc. 2023 Equity Incentive Plan and subject to the further terms, conditions and restrictions contained in a separate agreement, titled “2023 Equity Incentive Plan Restricted Stock Award Agreement”.

On August 30, 2023, the Company entered into an Indemnification Agreement (the “Wit Indemnification Agreement”) with the Wit Trust. The Wit Indemnification Agreement provides that the Wit Trust will, from private funds, indemnify any director or executive officer of the Company from any claims or expenses relating to indemnifiable events (as defined in and pursuant to the terms and conditions of Indemnification Agreements entered into between the Company and the directors and officers of the Company) for which the Company is obligated to indemnify the director or executive officer but does not indemnify such officer or director, up to a total of $1 million. The obligations of the Wit Trust will survive for a period of two years after the date of the Wit Indemnification Agreement.

Veritas Farms, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal Matters and Routine Proceedings

As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

NOTE 13: SUBSEQUENT EVENTS

On October 4, 2023 the Company received an additional $250,000 from the 2023 Secured Convertible Promissory Note.

On November 9, 2023 the Company received an additional $250,000 from the 2023 Secured Convertible Promissory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this report to “the Company,” “Veritas Farms,” “Veritas,” “we,” “us” and “our” refer to Veritas Farms, Inc. and its wholly owned subsidiary.

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

Business Overview

Veritas Farms, Inc. is an agribusiness focused on growing, producing, marketing and distributing superior quality, whole plant, full spectrum hemp oils and extracts containing naturally occurring phytocannabinoids (collectively, “CBD”). Veritas Farms owns a 140 acre farm in Pueblo, Colorado, capable of producing over 200,000 proprietary full spectrum hemp plants which can potentially yield a minimum annual harvest of 250,000 to 300,000 pounds of outdoor-grown industrial hemp. While part of the cannabis family, hemp, which contains less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound that produces the “high” in marijuana, is distinguished from marijuana by its use, physical appearance and lower THC concentration (marijuana generally has a THC level of 10% or more). The Company also owns approximately 15,000 square feet of climate-controlled greenhouses to produce a consistent supply of year-round indoor-cultivated hemp. In addition, there is a 10,000 square foot onsite facility used for processing raw hemp, oil extraction, formulation laboratories and quality/purity testing. Veritas Farms is registered with the Colorado Department of Agriculture to grow industrial hemp and with the Colorado Department of Public Health and Environment to process hemp and manufacture hemp products in accordance with Colorado’s hemp program. The Company primarily conducts its business operations through its wholly-owned subsidiary, 271 Lake Davis Holdings, LLC, a Delaware limited liability company.

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

Veritas Farms has developed a wide variety of formulated phytocannabinoid-rich hemp products containing CBD which are marketed and distributed by the Company under its Veritas Farms brand name. Our products are also available in bulk, white label and private label formulations for distributors and retailers. These types of products are in demand by health food markets, wellness centers, pet suppliers, physicians and other healthcare practitioners.

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

Recent Developments

Management Changes

Since June 2022 as previously reported in our Current Reports on Form 8-K, there have been significant changes to our executive officers and board of directors which includes the following: (1) on June 1, 2022, Kristen High (“Ms. High”) was elected and appointed as a director on the board of directors; (2) on June 30, 2022, Dave Smith, the Company’s Chief Operating Officer, resigned; (3) on July 25, 2022, (i) Stephen E. Johnson stepped down as Chief Executive Officer, President and a director, and (ii) Alessandro M. Annoscia (“Mr. Annoscia”) was appointed as Chief Executive Officer, President and a director on the board of directors, (4) on November 7, 2022, (i) Mr. Annoscia stepped down as Chief Executive Officer, President, and a director, and (ii) Thomas E. Vickers, chairman of the board of directors was appointed interim Chief Executive Officer and interim President, (5) on December 8, 2022, (i) Kellie Newton, Craig Fabel, and Ms. High were removed as directors on the board of directors, and (ii) Gary A. Shangold was elected and appointed as a director on the board of directors and (6) on August 25, 2023 (i) Henry Simonds (“Mr. Simonds”) was elected and appointed as a director on the board of directors, (ii) Marisa Cifre was appointed as Chief Revenue Officer and (iii) Thomas J. Krogh was appointed as Chief Operating Officer.

Recent Developments

On August 25, 2023, the Company acquired substantially all of the assets and business (the “Acquired Assets”) of Asystem Inc. (“Asystem”), a Delaware corporation. The Acquired Assets include all of Asystem’s rights in its science-forward supplement brand. The Acquired Assets were acquired by us under an Asset Transfer Agreement, dated August 25, 2023, between the Company, Asystem, Oliver Walsh and Mr. Simonds (the “Asset Transfer Agreement”). Pursuant to the Asset Transfer Agreement, the Company acquired all of Asystem’s customer lists, customers, name, trademarks, internet domains and other things necessary to carry on the business of Asystem. Acquisition expenses were approximately $48,000 and were included in SG&A expenses. The results of operations of the Acquired Assets have been included in the consolidated results of the Company from the date of acquisition.

The consideration for the Acquired Assets consisted of the issuance of 103,570,600 shares of our common stock, which were distributed to Asystem shareholders, and the assumption of certain liabilities of Asystem. The assumed liabilities included the assumption by the Company of notes payable by Asystem with an aggregate outstanding notes payable balance of $250,000 that are payable to the Cornelis F. Wit Revocable Living Trust, of which Cornelis F. Wit is the sole trustee (“Wit Trust”). The notes carry an interest rate of ten percent (10%) per annum and have a maturity date of April 1, 2024. On August 28, 2023 the notes were amended, replaced and superseded in their entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described below. Assets and liabilities of all acquired companies are recorded at their estimated fair values at the dates of acquisition. Goodwill represents the potential new customers and future cash flows after the acquisition.

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

Results of Operations

The nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues. Revenues for the nine months ended September 30, 2023 decreased to $615,593, as compared to revenues of $795,044 for the nine months ended September 30, 2022. The decrease reflects a significant contraction of retail sales in 2023 from 2022, primarily as a result of increased competition and decreased acceptance in big box retail leading to reduced inventory turnover. The changes in consumer behavior due to macroeconomic factors make future sales somewhat challenging to predict. Revenues for the nine months ended September 30, 2023 include revenue generated from the Asystem Acquired Assets of $74,826. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors.

Cost of goods sold. All expenses incurred to grow, process and package the finished goods are included in our cost of goods sold. Cost of goods sold for the nine months ended September 30, 2023 decreased to $900,064 from $1,007,616 for the nine months ended September 30, 2022. The decrease in cost of sales can be attributed to the decrease in sales which was offset by the disposal of obsolete inventory during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Cost of goods sold for the nine months ended September 30, 2023 include cost of goods sold related to the Asystem Acquired Assets of $18,500.

Gross expense. We had gross expense of $284,471 for the nine months ended September 30, 2023, as compared to gross expense of $212,572 for the nine months ended September 30, 2022. The increase in gross expense can be attributed to the decrease in sales in addition to the disposal of obsolete inventory during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $2,493,368 for the nine months ended September 30, 2023, from $3,129,966 for the nine months ended September 30, 2022. The decrease to selling, general and administrative expenses is primarily due to reductions in total salary and related expenses. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the nine months ended September 30, 2023 was $727,400, as compared to $332,084 for the nine months ended September 30, 2022. Interest expense increased in the nine months ending September 30, 2023 compared to the nine months ending September 30, 2022 due to an increase in interest bearing notes payable.

Net loss. As a result of all the foregoing, net loss for the nine months ended September 30, 2023, increased to $3,476,584 or $0.06 per share based on 57,746,809 weighted average shares outstanding, from $2,868,311 or $0.07 per share for the nine months ended September 30, 2022, based on 41,625,331 weighted average shares outstanding.

The three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenues. Revenues for the three months ended September 30, 2023 increased to $235,941, as compared to revenues of $100,205 for the three months ended September 30, 2022. The increase is driven by an increase in ecommerce sales as compared to wholesale sales for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The changes in consumer behavior due to macroeconomic factors make future sales somewhat challenging to predict. Revenues for the three months ended September 30, 2023 include revenue generated from the Asystem Acquired Assets of $74,826. Sales include bulk oils for wholesale, capsules, gummies, tinctures, lotions, salves, creams, balm sticks, lip balms and pet chews, all in various potency levels and flavors.

Cost of goods sold. All expenses incurred to grow, process and package the finished goods are included in our cost of goods sold. Cost of goods sold for the three months ended September 30, 2023 decreased to $183,220 from $363,975 for the three months ended September 30, 2022. The decrease in cost of sales can be attributed to the reduction of cost of goods sold overheads during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Cost of goods sold for the three months ended September 30, 2023 include cost of goods sold related to the Asystem Acquired Assets of $18,500.

Gross margin/expense. We had gross margin of $52,721 for the three months ended September 30, 2023, as compared to gross expense of $263,770 for the three months ended September 30, 2022. The increase in gross margin can be attributed to the decrease in cost of goods sold during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $892,458 for the three months ended September 30, 2023, from $560,038 for the three months ended September 30, 2022. The increase to selling, general and administrative expenses is primarily due to increases in total salary and related expenses associated with the employee retention credit recorded during the three months ended September 30, 2022. Selling, general and administrative expenses consist primarily of administrative personnel costs, facilities expenses, professional fee expenses and marketing costs for our Veritas Farms brand products.

Other income/(expense). Interest expense for the three months ended September 30, 2023 was $353,853, as compared to $134,569 for the three months ended September 30, 2022. Interest expense increased in the three months ending September 30, 2023 compared to the three months ending September 30, 2022 due to an increase in interest bearing notes payable.

Net loss. As a result of all the foregoing, net loss for the three months ended September 30, 2023, increased to $1,134,821 or $0.01 per share based on 89,464,064 weighted average shares outstanding, from $979,232 or $0.02 per share for the three months ended September 30, 2022, based on 41,625,331 weighted average shares outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At September 30, 2023, we had working capital deficit of $1,554,689.

Cash increased to $58,787 at September 30, 2023 from $55,273 at December 31, 2022. The increase was primarily due to the collection of our employee retention credit receivable.

As of September 30, 2023, total assets were $8,319,163 as compared to $6,794,471 at December 31, 2022. The increase in assets is primarily due to the Asystem Acquired Assets.

Total current liabilities as of September 30, 2023 were $4,467,551, as compared to $3,167,451 at December 31, 2022. The increase was mainly due to increases in accounts payable, accrued interest, dividends payable and accrued expenses.

Net cash used in operating activities was $1,364,811 for the nine months ended September 30, 2023, as compared to net cash used in operating activities of $3,297,146 for the nine months ended September 30, 2022. The decrease is largely attributable to the collection of our employee retention credit receivable.

Net cash provided by investing activities was $24,390 for the nine months ended September 30, 2023 as compared to net cash provided by investing activities of $23,621 for the nine months ended September 30, 2022, reflecting a increase in capital income in 2023.

Net cash provided by financing activities was $1,343,935 for the nine months ended September 30, 2023 as compared to $2,916,511 for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 included net proceeds of $1,250,000 from convertible note payables received from the Wit Trust. Net cash provided by financing activities for the nine months ended September 30, 2022 included net proceeds of $3,000,000 from convertible note payables received from the Wit Trust.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2023:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years	3+ Years
Promissory notes(1)	$247,213	$100,477		$3,389		$3,518	$139,829
Convertible notes(1)	5,700,000	200,000	(2)	3,000,000	(3)	-	2,500,000	(4)
Total	$5,947,213	$300,477		$3,003,389		$3,518	$2,639,829

(1) Amounts do not include interest to be paid.

(2) Includes $200,000 of 10% convertible notes payable that matured in October 2022.

(3) Includes $3,000,000 of 10% convertible notes payable that mature in October 2024.

(4) Includes $2,500,000 of 10% convertible notes payable that mature in October 2026.

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

On October 12, 2021, the Company issued a secured convertible credit line promissory note in the principal amount for up to $1,500,000 (“2021 Secured Convertible Promissory Note”), which 2021 Secured Convertible Promissory Note was issued to the Wit Trust. On March 9, 2022, the Company amended the 2021 Secured Convertible Promissory Note originally dated October 12, 2021 to increase the total available principal balance to $3,000,000. The 2021 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2021 Secured Convertible Promissory Note. The 2021 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2021 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.05 per share. The 2021 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2021 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2021 Secured Convertible Promissory Note on the earlier of (i) October 1, 2024, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $475,000 relating to this note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $160,476 on the accompanying balance sheet with amortization to interest expense of $120,357 and $120,357 for the nine month periods ended September 30, 2023 and September 30, 2022, respectively. At September 30, 2023, $3,000,000 was outstanding on the 2021 Secured Convertible Promissory Note.

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

On June 7, 2023, the Company issued a secured convertible credit line promissory note in the principal amount for up to $3,000,000 (“2023 Secured Convertible Promissory Note”), which 2023 Secured Convertible Promissory Note was issued to the Wit Trust. The 2023 Secured Convertible Promissory Note includes and evidences an aggregate of $1,750,000 of outstanding indebtedness of the Company to the Wit Trust under previously executed and delivered secured convertible promissory notes as described above. The 2023 Secured Convertible Promissory Note is secured by the Company’s assets and contains certain non-financial covenants and customary events of default, the occurrence of which could result in an acceleration of the 2023 Secured Convertible Promissory Note. The 2023 Secured Convertible Promissory Note is convertible as follows: aggregate outstanding loaned principal and accrued interest under the 2023 Secured Convertible Promissory Note may, at the option of the holder, be converted in its entirety into shares of our common stock at a conversion price of $0.02 per share. The 2023 Secured Convertible Promissory Note will accrue interest on the aggregate amount loaned at a rate of ten percent (10%) per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the 2023 Secured Convertible Promissory Note, is due and payable if not converted pursuant to the terms and conditions of the 2023 Secured Convertible Promissory Note on the earlier of (i) October 1, 2026, or (ii) following an event of default. The Company determined that there was a beneficial conversion feature of $2,037,500 relating to this note which is being amortized over the life of the note, using the effective interest method. The note is presented net of a discount of $1,845,374 on the accompanying balance sheet with amortization to interest expense of $192,176 and $0 for the nine month periods ended September 30, 2023 and September 30, 2022, respectively. At September 30, 2023, $2,500,000 was outstanding on the 2023 Secured Convertible Promissory Note.

On August 25, 2023, the Company assumed an aggregate outstanding notes payable balance of $250,000 that is payable to the Wit Trust as part of the consideration for the Acquired Assets from Asystem. The notes carry an interest rate of ten percent (10%) per annum and have a maturity date of April 1, 2024. On August 28, 2023 the notes were amended, replaced and superseded in their entirety, and included in and part of the 2023 Secured Convertible Promissory Note as further described above.

On August 25, 2023, the Company assumed an aggregate outstanding note payable balance of $123,896 as part of the consideration for the Acquired Assets from Asystem. The note carries an interest rate of fifteen percent (15%) per annum and has a maturity date of October 21, 2024. At September 30, 2023, $97,213 was outstanding on the Growth Line of Credit.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since its inception. As of and for the period ended September 30, 2023, the Company had an accumulated deficit of $43,250,384 and a net loss attributable to common shareholders of $3,775,762. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing until we can achieve a level of operational profitability, though there is no assurance of success.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Note 1: Nature of Business and Summary of Significant Accounting Policies of the Notes to our unaudited condensed consolidated financial statements appearing elsewhere in this report describes the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework (2013). Based on this assessment, our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the COVID-19 pandemic that commenced in early spring of 2020, our workforce continued to operate primarily in a work from home environment for the quarter ended September 30, 2023 and we are monitoring our control environment with increased vigilance to ensure changes as a result of our employees working remotely are addressed and all increased risks are mitigated.

On August 25, 2023, we acquired the Asystem Acquired Assets. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Asystem’s internal control over financial reporting as of September 30, 2023.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such. From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Item 1A. Risk Factors.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2022 Form 10-K, under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K, except for the following:

The anticipated benefits of the acquisition of the assets of Asystem may not come to fruition.

On August 25, 2023, we acquired substantially all of the assets and business of Asystem, which includes all of Asystem’s rights in its science-forward supplement brand. Pursuant to our Asset Transfer Agreement with Asystem, we acquired all of Asystem’s customer lists, customers, name, trademarks, internet domains and other things necessary to carry on the business of Asystem. Our ability to receive the anticipated benefits of the Asystem asset acquisition will depend on our ability to integrate those assets into our operations, and the transaction may not result in the benefits or growth originally anticipated from such acquisition, and our operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Asset Transfer Agreement dated August 25, 2023(1)
10.2	Consulting Agreement, dated August 25, 2023, between Veritas Farms, Inc. and Oliver Walsh(1)
10.3	Indemnification Agreement dated August 30, 2023, between the Company and the Cornelis F. Wit Revocable Living Trust(1)
10.4	Form of Indemnification Agreement for Directors and Officers(1)
31.1*	Section 302 Certification of CEO pursuant to Rules 13a - 14(a) or Rule 15d - 14(a) under the Exchange Act
31.2*	Section 302 Certification of CFO pursuant to Rule 13a-14(a) or Rules 15d - 14(a) under the Exchange Act
32.1**	Section 906 Certification of CEO and CFO pursuant to Rules 13a - 14(b) or 15d - 14(b) under the Exchange Act and 18 USC 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated August 31, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITAS FARMS, INC.

Dated: November 14, 2023	By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Interim Chief Executive Officer and Interim President
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Ramon A. Pino
Ramon A. Pino, Chief Financial Officer
(Principal Financial and Accounting Officer)